Form 10-Q
period 2025-06-30
Galaxy Digital Inc.
filed 2025-08-05
CIK 1859392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-42655
_________________________
Galaxy Digital Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	87-0836313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Vesey Street New York, NY	10282
(Address of Principal Executive Offices)	(Zip Code)
(212) 390-9216
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 Par Value	GLXY	The Nasdaq Stock Market LLC
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
Yes ☒ No ☐
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
Yes ☐ No ☒
As of July 31, 2025, the number of shares of the registrant's Class A common stock outstanding was 172,401,243 and the number of shares of the registrant's Class B common stock outstanding was 203,885,332.

EXPLANATORY NOTE

On May 13, 2025, during the fiscal quarter ended June 30, 2025 to which this Quarterly Report on Form 10-Q relates, Galaxy Digital Inc. (“GDI”), Galaxy Digital Holdings Ltd. (“GDHL”) and Galaxy Digital Holdings LP (“GDH LP”) entered into a series of transactions to implement an internal reorganization, which we collectively refer to as the “Reorganization Transactions.”

Following the consummation of the Reorganization Transactions, GDI succeeded GDHL as the publicly traded company in which former holders of GDHL ordinary shares own their equity interests and GDH LP became the predecessor of GDI for financial reporting purposes in what is commonly referred to as an umbrella partnership corporation structure.

Except as otherwise expressly provided herein, the information in this Quarterly Report on Form 10-Q reflects the consummation of the Reorganization Transactions, which, as mentioned above, occurred during the period covered herein. References to the “Company,” “Galaxy,” “we,” “us,” or “our” refer to GDI, GDH LP, and their subsidiaries and affiliates, or any one of them, as the context suggests.

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
•increased expenses associated with being subject to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other U.S. regulations, and with being a listed company on the Nasdaq Global Select Market (“Nasdaq”);
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
•the presentation of our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and any future changes in U.S. GAAP or other accounting principles applicable to us;
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
•our evaluation of, and potential plans with respect to, Tokenized GLXY (as defined herein) and any impact thereof on our Class A common stock;
•applicable restrictions that could make it impractical for us to continue our business as contemplated if we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•our dependence on distributions from GDH LP to pay our taxes and expenses, including payments under our amended and restated tax receivables agreement between GDI, Galaxy Digital Holdings Inc. (“GDH Delaware”), and certain parties thereto dated May 13, 2025 (the “Tax Receivables Agreement”) and to fund dividend payments, if any; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Operations
For the Three and Six Month Ended June 30, 2025 and 2024
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$8,661,555	$8,882,891	$21,637,761	$18,218,263
Gains / (losses) from operations	395,094	(18,180)	274,763	474,871
Revenues and gains / (losses) from operations	9,056,649	8,864,711	21,912,524	18,693,134
Operating expenses:
Transaction expenses	8,629,940	8,834,836	21,576,949	18,122,926
Impairment of digital assets	127,477	56,947	239,906	82,473
Compensation and benefits	64,969	61,253	121,922	122,324
General and administrative	19,241	22,267	105,816	41,952
Technology	11,598	7,356	21,485	13,848
Professional fees	22,791	13,691	43,563	27,320
Notes interest expense	14,240	7,040	28,311	14,016
Total operating expenses	8,890,256	9,003,390	22,137,952	18,424,859
Other income / (expense):
Unrealized gain / (loss) on notes payable - derivative	(125,150)	(2,573)	(35,544)	(12,286)
Other income / (expense), net	918	1,612	1,590	1,825
Total other income / (expense)	(124,232)	(961)	(33,954)	(10,461)
Net income / (loss) before taxes	$42,161	$(139,640)	$(259,382)	$257,814
Income taxes expense / (benefit)	11,470	(14,044)	5,358	(4,717)
Net income / (loss)	$30,691	$(125,596)	$(264,740)	$262,531
Net income / (loss) attributed to:
Class B Unit holders of GDH LP	(19,255)	(80,226)	(204,745)	177,562
Noncontrolling interests	35,446	—	35,446	—
Class A common stockholders of the Company (1)	$14,500	$(45,370)	$(95,441)	$84,969

Net income / (loss) per share of Class A common stock (2)
Basic	$0.10	$(0.37)	$(0.70)	$0.73
Diluted	$0.08	$(0.37)	$(0.76)	$0.65
Weighted average shares outstanding used to compute net income / (loss) per share (3)
Basic	143,103,474	122,305,203	135,525,464	115,768,027
Diluted	371,717,071	338,212,221	349,390,820	129,910,597
_______________
(1) For periods prior to the Reorganization Transactions, represents net income / (loss) attributable to Class A Units of GDH LP.
(2) For periods prior to the Reorganization Transactions, represents net income / (loss) per Class A Unit of GDH LP.
(3) For periods prior to the Reorganization Transactions, represents weighted average Class A Units of GDH LP used to calculate net income / (loss) per unit.

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Financial Position
As of June 30, 2025 and December 31, 2024
(Expressed in thousands of U.S. Dollars except where noted)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$691,331	$462,103
Digital intangible assets (includes $2,529.7 and $1,997.4 million measured at fair value)	3,186,098	2,547,581
Digital financial assets	369,649	359,665
Digital assets loan receivable, net of allowance	894,876	579,530
Investments	748,290	834,812
Assets posted as collateral, net of allowance	718,649	277,147
Derivative assets	134,907	207,653
Accounts receivable (includes $4.6 and $4.2 million due from related parties)	41,393	55,279
Digital assets receivable	2,668	53,608
Loans receivable	529,021	476,620
Prepaid expenses and other assets	39,898	26,892
Total current assets	7,356,780	5,880,890
Non-current assets
Digital assets receivable	3,397	7,112
Investments (includes $788.0 and $745.5 million measured at fair value)	863,653	808,694
Digital intangible assets	3,014	20,979
Loans receivable, non-current	6,675	—
Property and equipment, net	596,120	237,038
Other non-current assets	194,078	107,105
Goodwill	62,234	58,037
Total non-current assets	1,729,171	1,238,965
Total assets	$9,085,951	$7,119,855
Liabilities and Equity
Current liabilities
Derivative liabilities	86,364	165,858
Accounts payable and accrued liabilities (includes $0.0 and $96.9 million due to related parties)	226,080	281,531
Digital assets borrowed	2,836,370	1,497,609
Payable to customers	16,324	19,520
Loans payable	348,214	510,718
Collateral payable	1,869,501	1,399,655
Other current liabilities	88,613	13,034
Total current liabilities	5,471,466	3,887,925
Non-current liabilities
Notes payable	725,571	845,186
Digital assets borrowed, non-current	8,564	—
Other non-current liabilities (includes $44.5 million and $0.0 million due to related parties)	256,132	192,392
Total non-current liabilities	990,267	1,037,578
Total liabilities	6,461,733	4,925,503
Commitments and contingencies (Note 17)
Equity
GDH LP Unit Holders	—	2,194,352
Class A common stock, $0.001 par value; 2,000,000,000 shares authorized and 170,332,037 issued and outstanding	170	—
Convertible Class B common stock,$0.0000000001 par value; 500,000,000 shares authorized and 203,885,332 issued and outstanding	—	—

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Financial Position
As of June 30, 2025 and December 31, 2024
(Expressed in thousands of U.S. Dollars except where noted)
(Unaudited)

Additional Paid in Capital	1,173,808	—
Retained Earnings	332,343	—
Total stockholders’ equity(1)	1,506,321	2,194,352
Noncontrolling interest	1,117,897	—
Total equity	2,624,218	2,194,352
Total liabilities and equity	$9,085,951	$7,119,855
_______________
(1) For periods prior to the Reorganization Transactions, represents total GDH LP Unit Holders’ Capital.
The accompanying notes are an integral part of these consolidated financial statements.

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Changes in Equity
For the Three and Six Months Ended June 30, 2025 and 2024
(Expressed in thousands of U.S. Dollars except share/unit data)
(Unaudited)

	Class A Unit Capital		Class B Unit Capital		Class A Common Stock		Class B Common Stock		Additional Paid in Capital		Retained Earnings	Non-Controlling Interests	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Amount		Amount	Amount
Balance at March 31, 2024	109,545,485	$831,568	215,928,474	$1,248,481	—	—	—	—	—		—	—	$2,080,049
Equity based compensation	—	6,675	—	11,804	—	—	—	—	—		—	—	18,479
Distributions		(3,273)		(5,707)	—	—	—	—	—		—	—	(8,980)
Vesting of Class B Units	—	—	—	—	—	—	—	—	—		—	—	—
Exchange of Class B Units	81,357	541	(81,357)	(541)	—	—	—	—	—		—	—	—
Cancellation of Class A Units	(1,321,296)	(13,042)	—	—	—	—	—	—	—		—	—	(13,042)
Issuance of Class A Units, net of issuance cost	16,734,725	122,015	—	—	—	—	—	—	—		—	—	122,015
Other		622		1,089	—	—	—	—	—		—	—	1,711
Income / (loss) for the period		(45,370)		(80,226)	—	—	—	—	—		—	—	(125,596)
Balance at June 30, 2024	125,040,271	$899,736	215,847,117	$1,174,900	—	$—	—	$—	$—		$—	$—	$2,074,636

Balance at March 31, 2025	128,002,717	$840,027	215,862,343	$1,061,617	—	—	—	—	—		—	—	1,901,644
Prior to the Reorganization Transactions
Equity based compensation	—	2,437	—	4,028	—	—	—	—	—		—	—	6,465
Distributions	—	(11,445)	—	(18,999)	—	—	—	—	—		—	—	(30,444)
Cancellation of Class A Units	(2,147,667)	(23,361)	—		—	—	—	—	—	—	—	—	(23,361)
Issuance of Class A Units, net of issuance cost	5,047,802	47	—		—	—	—	—	—	—	—	—	47
Income / (loss) for the period		(11,651)	—	(19,255)	—	—	—	—	—	—	—	—	(30,906)
Impact of Reorganization Transactions	(130,902,852)	(796,054)	(215,862,343)	(1,027,391)	130,902,852	131	215,862,343	—	631,524		306,192	1,134,298	248,700
After the Reorganization Transactions
Equity based compensation	—	—	—	—	—	—	—	—	3,137		—	4,252	7,389
Cancellation of Class A common stock	—	—	—	—	(141,424)	(1)	—	—	(2,235)		—	—	(2,236)
Issuance of Class A common stock, net of issuance cost	—	—	—	—	27,593,598	28	—	—	474,660		—	—	474,688
Exchange of Class B common stock	—	—	—	—	11,977,011	12	(11,977,011)	—	66,722			(66,734)	—
Other	—	—	—	—	—	—	—	—	—		—	10,635	10,635
Income / (loss) for the period	—	—	—	—	—	—	—	—	—		26,151	35,446	61,597
Balance at June 30, 2025	—	$—	—	$—	170,332,037	$170	$203,885,332	$—	$1,173,808		$332,343	$1,117,897	$2,624,218
The accompanying notes are an integral part of these consolidated financial statements.

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Changes in Equity
For the Three and Six Months Ended June 30, 2025 and 2024
(Expressed in thousands of U.S. Dollars except share/unit data)
(Unaudited)

	Class A Unit Capital		Class B Unit Capital		Class A Common Stock		Class B Common Stock			Additional Paid in Capital	Retained Earnings	Non-Controlling Interests	Total
	Number	Amount	Number	Amount	Number	Amount	Number		Amount	Amount	Amount	Amount
Balance at December 31, 2023	109,299,332	$708,481	215,928,474	$1,002,690	—	$—	—		$—	$—	$—	$—	$1,711,171
Equity based compensation	—	12,946	—	24,215	—	—	—			—	—	—	37,161
Distributions	—	(15,969)	—	(29,709)	—	—	—	—	—	—	—	—	(45,678)
Vesting of Class B Units	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of Class B Units	81,357	541	(81,357)	(541)	—	—	—	—	—	—	—	—	—
Cancellation of Class A Units	(1,329,530)	(13,816)	—	—	—	—	—	—	—	—	—	—	(13,816)
Issuance of Class A Units, net of issuance cost	16,989,112	122,168	—	—	—	—	—	—	—	—	—	—	122,168
Other	—	416	—	683	—	—	—	—	—	—	—	—	1,099
Income / (loss) for the period	—	84,969	—	177,562	—	—	—	—	—	—	—	—	262,531
Balance at June 30, 2024	125,040,271	$899,736	215,847,117	$1,174,900	—	$—	$—		$—	$—	$—	$—	$2,074,636

Balance at December 31, 2024	127,577,780	$949,730	215,862,343	$1,244,622	—	$—	—		$—	$—	$—	$—	$2,194,352
Prior to the Reorganization Transactions
Equity based compensation	—	7,547	—	12,655	—	—	—		—	—	—	—	20,202
Distributions	—	(15,017)	—	(24,864)	—	—	—		—	—	—	—	(39,881)
Exchange of Class B Units	—	—	—	—	—	—	—		—	—	—	—	—
Cancellation of Class A Units	(2,208,707)	(26,649)	—	—	—	—	—		—	—	—	—	(26,649)
Issuance of Class A Units, net of issuance cost	5,533,779	2,294	—	—	—	—	—		—	—	—	—	2,294
Income / (loss) for the period	—	(121,592)	—	(204,745)	—	—	—		—	—	—	—	(326,337)
Impact of Reorganization Transactions	(130,902,852)	(796,053)	(215,862,343)	(1,027,392)	130,902,852	131	215,862,343		—	631,524	306,192	1,134,298	248,700
After the Reorganization Transactions
Equity based compensation	—	—	—	—	—	—	—		—	3,137	—	4,251	7,388
Cancellation of Class A Units, net of issuance cost	—	—	—	—	(141,424)	(1)	—		—	(2,235)	—	—	(2,236)
Issuance of Class A common stock, net of issuance cost	—	—	—	—	27,593,598	28	—		—	474,660	—	—	474,688
Exchange of Class B common stock	—	—	—	—	11,977,011	12	(11,977,011)		—	66,722	—	(66,734)	—
Other	—	(260)	—	(276)	—	—	—		—	—	—	10,636	10,100
Income / (loss) for the period	—	—	—	—	—	—	—		—	—	26,151	35,446	61,597
Balance at June 30, 2025	—	$—	—	$—	170,332,037	$170	203,885,332		$—	$1,173,808	$332,343	$1,117,897	$2,624,218
The accompanying notes are an integral part of these consolidated financial statements.

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating activities
Income / (loss) for the period	$(264,740)	$262,531
Adjustments for:
Digital assets sales revenue	(7,528,053)	(2,839,416)
Digital assets sales cost	7,526,992	2,870,306
Impairment of digital assets	85,368	13,129
Depreciation and amortization	20,071	20,456
Other impairment loss	49,222	—
Equity based compensation	27,591	37,002
Noncash expense from borrowing	60,715	25,202
Noncash lending and net staking income	(61,993)	(63,232)
Net (gains) / losses from operations	(274,763)	(474,871)
Net unrealized (gain) / loss on notes payable – derivative	35,544	12,286
Noncash notes interest expense	16,576	7,341
Net deferred tax expense / (benefit)	(28,951)	(4,831)
Other noncash adjustments	(440)	394
Changes in operating assets and liabilities:
Digital assets	605,342	330,193
Digital assets receivable	9,154	23
Derivative assets / liabilities	89,074	167,219
Accounts receivable	19,765	(36,255)
Prepaid expenses and other assets	(13,576)	10,277
Other non-current assets	—	—
Collateral receivable / payable	(50,268)	29,860
Accounts payable and accrued liabilities	22,128	25,095
Other current liabilities	18,471	(168,901)
Other non-current liabilities	(33,940)	(2,538)
Net cash provided by / (used in) operating activities	329,289	221,270
Investing activities
Proceeds from repayments and maturities of loans receivable	70,718	68,392
Origination of loans receivable	(127,398)	(79,921)
Purchase of property, equipment and intangible assets	(396,459)	(29,736)
Acquisitions	(1,000)	—
Disposal of property and equipment	7,954	2,954
Purchase of investments	(1,285,456)	(2,578,882)
Proceeds and distributions from investments	1,389,064	2,215,603
Net cash provided by / (used in) investing activities	(342,577)	(401,590)
Financing activities
Payable to customers	(3,196)	(3,212)
Proceeds from loans payable	75,021	227,826
Repayments of loans payable	(77,421)	(109,545)

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Margin loans payable, net	(160,104)	—
Share issuance, net of costs	476,982	122,168
Distributions	(39,881)	(45,678)
Cancellation of Class A Units withheld	(28,885)	(13,816)
Net cash provided by / (used in) financing activities	242,516	177,743
Net increase / (decrease) in cash and cash equivalents	229,228	(2,577)
Cash and cash equivalents, beginning of period	462,103	316,610
Cash and cash equivalents, end of period	$691,331	$314,033
Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash paid during the year for:
Interest	$27,182	$18,135
Taxes	4,919	7,445
Significant noncash investing and financing activities:
Digital assets loan receivable, net of allowance	317,843	85,607
Payables to customers - digital assets	—	94,586
Assets posted as collateral	442,012	122,131
Digital assets borrowed	1,347,324	551,901
Collateral payable	518,894	192,556
Purchase of investments with noncash contributions	72,256	10,947
Proceeds from investments included in receivables	4,141	—
Proceeds from investments received as digital assets	105,648	6,714
Proceeds from investments received as non-cash contributions	8,767	—
Additions to property, plant and equipment and intangible assets	35,452	160
Disposals of property, plant and equipment and intangible assets	1,370	—
Reclassification between derivatives and investments	—	389
Reclassification between digital assets receivable and investments	2,192	—
Origination of loans receivable with noncash consideration	—	6,098
The accompanying notes are an integral part of these consolidated financial statements.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

1. BASIS OF PRESENTATION
The Company
Galaxy Digital Inc. (“GDI”) was formed in Delaware on April 23, 2021 for the purpose of serving as the U.S. public company entity upon the redomiciliation of Galaxy Digital Holdings Ltd. (“GDH Ltd.”) and Galaxy Digital Holdings LP (“GDH LP”) to Delaware. On May 13, 2025, the Company (as defined below), GDH Ltd. and GDH LP consummated a series of transactions resulting in the reorganization of the Company’s corporate structure (the “Reorganization Transactions”). Pursuant to the Reorganization Transactions, GDH Ltd. and GDH LP changed their jurisdiction of incorporation from the Cayman Islands to the state of Delaware and GDH Ltd. merged with and into the Company, with the Company surviving as the successor public company entity. All outstanding GDH Ltd. ordinary shares were converted into shares of Class A common stock of GDI.
Prior to the Reorganization Transactions, GDH Ltd. owned a minority interest in GDH LP and its ordinary shares were traded on the Toronto Stock Exchange (“TSX”). On May 16, 2025, subsequent to the Reorganization Transactions, the Company succeeded GDH Ltd. as the TSX-listed entity and the Company’s Class A common stock began also trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker “GLXY.”
The Reorganization Transactions were accounted for as a reverse recapitalization with the Company consolidating GDH LP, which was the accounting acquirer and the predecessor entity. Financial information presented for periods prior to the completion of the Reorganization Transactions, including comparative periods, represents that of GDH LP. References to the “Company,” “Galaxy”, and “we,” “us” and “our” refer to GDI and its consolidated subsidiaries subsequent to the Reorganization Transactions and GDH LP, the accounting acquirer and predecessor entity, and its consolidated subsidiaries prior to the Reorganization Transactions.
GDH LP is the operating partnership that conducts all of the Company’s business. GDH LP is a Delaware limited partnership that was formed in the Cayman Islands on May 11, 2018, which redomesticated to Delaware as part of the Reorganization Transactions, and is managed by GDI as its general partner. The Company has two classes of common stock, Class A common stock and Class B common stock. Each share of Class A common stock entitles its holder to economic and voting interests in the Company. Each share of Class B common stock entitles its holder to voting interests but not economic interests in the Company. Holders of Class B common stock have an economic interest in the Company through Limited Partnership Units of GDH LP (“LP Units”), which are paired one-for-one with shares of Class B common stock. One share of Class B common stock and one LP Unit are together exchangeable for one share of Class A common stock. As the Company consolidates GDH LP but does not own all of the economic interest in GDH LP, the Company presents a noncontrolling interest related to the economic ownership of GDH LP held by its Class B common stockholders.
Galaxy is a technology-driven diversified financial services and investment management firm that provides institutions with a full suite of scaled financial solutions spanning the digital assets ecosystem. We are strategically positioned to bridge traditional finance and the emerging digital economy. The Company is focused on digital assets and artificial intelligence enabled by high-performance computing technology, and how these technological innovations will alter the way we store and transfer value. The Company manages and reports its activities in the following three segments: Digital Assets, Data Centers, and Treasury and Corporate.
Basis of Presentation
The accompanying condensed consolidated interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated interim financial statements include the accounts of the Company and all entities in which it holds a controlling financial interest. All intercompany balances and transactions have been eliminated.
We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in GDH LP’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 and the interim reporting requirements of Regulation S-X for the three and six months ended June 30, 2025. Accordingly, certain information and note disclosures normally

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with GDH LP’s audited consolidated financial statements for the year ended December 31, 2024. The Company’s interim results are not necessarily indicative of its results for a full year.
Change in Presentation
Certain comparative figures in the Company’s condensed consolidated interim statements of operations have been reclassified to conform to the current year’s presentation.
2. SIGNIFICANT ACCOUNTING POLICIES
Except for the items described below, the Company has applied its accounting policies consistently from the previously disclosed annual financial statements.
Noncontrolling Interests
The Company, as holder of LP Units and sole general partner of GDH LP, has both (i) the power to direct GDH LP’s most significant activities; and (ii) the obligation to absorb losses or the right to receive benefits that could be significant to GDH LP. The limited partnership interests in GDH LP that are not owned by the Company are presented as noncontrolling interests in the Company’s consolidated financial statements.
The noncontrolling interests were initially measured at the proportional share of equity held by the noncontrolling interest holders on the date of the Reorganization Transaction, May 13, 2025. Each reporting period, the noncontrolling interests are adjusted for (i) the noncontrolling interest holders’ share of GDH LP’s net income / (loss) based on their relative ownership and (ii) distributions declared.
Each LP Unit of GDH LP that represents a noncontrolling interest in the Company corresponds with a share of Class B common stock of the Company. Each share of Class B common stock, along with its paired LP Unit, are together exchangeable for a share of Class A common stock on a 1:1 basis. Such exchanges increase the Company’s ownership of GDH LP and are accounted for as equity transactions.
Because the noncontrolling interests held through LP Units are economically equivalent to shares of Class A common stock, diluted EPS is calculated using the if-converted method, assuming all noncontrolling interests were exchanged for shares of Class A common stock as of the beginning of each period.
Gains / (Losses) from Operations
Gains / (losses) from operations include the net realized and unrealized gains and losses recognized on the Company’s digital asset transactions, derivative instruments, and investments.
3. BUSINESS COMBINATIONS
Meridian Labs
On June 5, 2025, the Company completed its purchase of Meridian Labs LLC, a technology consulting firm focused on blockchain development. The purchase price was $4.2 million, inclusive of $3.1 million of estimated contingent consideration to be paid in equal amounts of cash and Class A common stock. The amount of contingent consideration payable is determined by whether the acquired business achieves certain operational milestones. The maximum amount of contingent consideration would be $5.0 million if all of operating milestones are achieved. The Company accounted for the acquisition under ASC Topic 805, Business Combinations (“ASC 805”). The Company recognized approximately $4.2 million of goodwill which was attributed to the Digital Assets segment as a result of this acquisition.
Fierce
On December 9, 2024, a subsidiary controlled by the Company acquired all shares of Fierce Technology, Inc. (“Fierce”), a financial application software provider, for approximately $12.5 million ($3.0 million in cash and $9.5

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
million in equity). The Company determined that the acquisition of Fierce constituted a business combination under ASC 805.
The consideration transferred was measured at the fair value of the cash and equity paid, and the estimated contingent consideration of approximately $1.2 million, in the form of shares of Class A common stock, that is payable by the Company upon determination of the final working capital amounts. The Company recognized the following assets and liabilities in relation to the acquisition of Fierce:

(in thousands)
Cash	$315
Intangible assets	411
Goodwill	8,588
Other non-current assets	3,296
Total assets	$12,610

Deferred tax liability	110
Total liabilities	$110
The Company recorded $8.6 million of goodwill which was attributed to the Digital Assets segment as a result of this acquisition. Goodwill represents the future economic benefit arising from assets acquired which could not be individually identified and separately recognized. Goodwill was attributed to the expected synergies from combining operations with GDH LP and the expected future cash flows of the combined business. The Company also recognized a deferred tax asset of $3.3 million related to the net operating losses of Fierce that the Company expects to utilize. The goodwill from this acquisition is not deductible for tax purposes.
Acquired intangible assets as a result of this acquisition included trade names, trademarks, and technology platforms valued at $0.4 million. The intangible assets were measured at acquisition date fair value using an income approach in accordance with the Company’s accounting policies.
The Company incurred acquisition related transaction costs of $0.2 million, of which the majority represented legal fees. The revenue and net income included in the Company’s consolidated statements of operations contributed by Fierce for the year ended December 31, 2024, from the date of the acquisition, were not material to the Company.
CryptoManufaktur
On July 18, 2024, a subsidiary controlled by the Company acquired the assets of CryptoManufaktur LLC (“CMF”) for approximately $12.4 million. The Company determined that the acquisition of CMF constituted a business combination under ASC 805. CMF provides staking infrastructure, primarily on the Ethereum blockchain, as well as data oracle services.
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

(in thousands)
Intangible assets	$7,213
Goodwill	5,193
Counterparty digital assets	943,445
Total assets	$955,851

Counterparty digital asset obligations	943,445
Accounts payable and accrued liabilities	21
Total liabilities	$943,466
The Company recorded $5.2 million of goodwill as a result of this acquisition which was attributed to the Digital Assets segment. Goodwill was attributed to the expected synergies from combining operations with GDH LP and the expected future cash flows of the combined business. The Company expects all of the goodwill from this acquisition to be deductible for tax purposes.
Acquired intangible assets as a result of this acquisition included customer relationships valued at $7.2 million, which will be amortized over an estimated useful life of 5 years. The intangible assets were measured at acquisition date fair value using an income approach in accordance with the Company's accounting policies.
The Company incurred acquisition related transaction costs of $0.5 million of which the majority represented professional fees. The revenue and net income included in the Company's condensed consolidated interim statements of operations contributed by CMF for the year ended December 31, 2024, from the date of the acquisition, were not material to the Company.
4. REVENUES
The following tables provide additional details related to the Company’s Revenues by segment for the three months ended June 30, 2025 and 2024.

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	June 30, 2025
Digital assets sales	$8,564,980	$—	$—	$8,564,980
Fees	19,087	—	(2,095)	16,992
Blockchain rewards	42,550	—	(1,388)	41,162
Proprietary mining	—	—	944	944
Revenues from contracts with customers	$8,626,617	$—	$(2,539)	$8,624,078

Blockchain rewards from non-customers	1,205	—	4,038	5,243
Lending	27,923	—	4,311	32,234
Total revenues	$8,655,745	$—	$5,810	$8,661,555

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	June 30, 2024
Digital assets sales	$8,785,677	$—	$—	$8,785,677
Fees	19,607	—	6,921	26,528
Blockchain rewards	37,142	—	538	37,680
Proprietary mining	—	—	16,312	16,312
Revenues from contracts with customers	$8,842,426	$—	$23,771	$8,866,197

Blockchain rewards from non-customers	674	—	—	674
Lending	15,873	—	147	16,020
Total revenues	$8,858,973	$—	$23,918	$8,882,891
The following tables provide additional details related to the Company’s Revenues by segment for the six months ended June 30, 2025 and 2024.

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	June 30, 2025
Digital assets sales	$21,414,548	$—	$—	$21,414,548
Fees	33,667	—	(5,158)	28,509
Blockchain rewards	123,250	—	(10,976)	112,274
Proprietary mining	—	—	12,180	12,180
Revenues from contracts with customers	$21,571,465	$—	$(3,954)	$21,567,511

Blockchain rewards from non-customers	2,260	—	8,347	10,607
Lending	53,549	—	6,094	59,643
Total revenues	$21,627,274	$—	$10,487	$21,637,761

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	June 30, 2024
Digital assets sales	$18,042,855	$—	$—	$18,042,855
Fees	38,461	—	16,195	54,656
Blockchain rewards	45,393	—	2,561	47,954
Proprietary mining	—	—	36,440	36,440
Revenues from contracts with customers	$18,126,709	$—	$55,196	$18,181,905

Blockchain rewards from non-customers	3,584	—	—	3,584
Lending	31,249	—	1,525	32,774
Total revenues	$18,161,542	$—	$56,721	$18,218,263

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
5. TRANSACTION EXPENSES
The Company incurred the following Transaction expenses by segment for the three months ended June 30, 2025 and 2024.

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	June 30, 2025
Digital assets sales costs	$8,546,795	$—	$—	$8,546,795
Blockchain reward distributions	38,321	—	(4,939)	33,382
Borrowing costs	6,437	—	35,273	41,710
Mining and hosting costs	—	—	741	741
Other transaction expenses (1)	4,925	—	2,387	7,312
Transaction expenses	$8,596,478	$—	$33,462	$8,629,940

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	June 30, 2024
Digital assets sales costs	$8,769,445	$—	$—	$8,769,445
Blockchain reward distributions	33,099	—	(3,270)	29,829
Borrowing costs	1,948	—	16,831	18,779
Mining and hosting costs	—	—	10,466	10,466
Other transaction expenses (1)	5,612	—	705	6,317
Transaction expenses	$8,810,104	$—	$24,732	$8,834,836
_______________
(1)Other transaction expenses include trading commissions, custody, and exchange fees.

The Company incurred the following Transaction expenses by segment for the six months ended June 30, 2025 and 2024.

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	June 30, 2025
Digital assets sales costs	$21,385,879	$—	$—	$21,385,879
Blockchain reward distributions	106,087	—	(16,259)	89,828
Borrowing costs	12,226	—	63,322	75,548
Mining and hosting costs	—	—	6,275	6,275
Other transaction expenses (1)	13,145	—	6,274	19,419
Transaction expenses	$21,517,337	$—	$59,612	$21,576,949

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	June 30, 2024
Digital assets sales costs	$18,017,413	$—	$—	$18,017,413
Blockchain reward distributions	38,693	—	(8,485)	30,208
Borrowing costs	5,957	—	30,705	36,662
Mining and hosting costs	—	—	25,721	25,721
Other transaction expenses (1)	11,231	—	1,691	12,922
Transaction expenses	$18,073,294	$—	$49,632	$18,122,926
_______________
(1)Other transaction expenses include trading commissions, custody, and exchange fees.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
6. DIGITAL ASSETS
The following tables provide additional detail related to the digital assets as of June 30, 2025 and December 31, 2024:

(in thousands)	Digital intangible assets, current	Digital financial assets	Digital intangible assets, non-current	June 30, 2025
Digital intangible assets (includes $1,344.1 million measured at fair value)	1,432,644	—	2,098	1,434,742
Digital financial assets	—	109,678	—	109,678
Total self-custodied (1)	1,432,644	109,678	2,098	1,544,420

Digital intangible assets (includes $682.2 million measured at fair value)	758,857	—	916	759,773
Digital financial assets	—	195,157	—	195,157
Total held with third parties, including centralized trading platforms	758,857	195,157	916	954,930

Collateral posted with counterparties (2) (measured at fair value)	503,205	—	—	503,205

Digital assets associated with decentralized finance protocols (2)(3)	491,392	64,814	—	556,206
Total digital assets	$3,186,098	$369,649	$3,014	$3,558,761

(in thousands)	Digital intangible assets, current	Digital financial assets	Digital intangible assets, non-current	December 31, 2024
Digital intangible assets (includes $1,480.9 million measured at fair value)	$1,544,377	$—	$75	$1,544,452
Digital financial assets	—	353,459	—	353,459
Total self-custodied (1)	1,544,377	353,459	75	1,897,911

Digital intangible assets (includes $451.4 million measured at fair value)	523,002	—	20,904	543,906
Digital financial assets	—	1,392	—	1,392
Total held with third parties, including centralized trading platforms	523,002	1,392	20,904	545,298

Collateral posted with counterparties (2) (measured at fair value)	85,874	—	—	85,874

Digital assets associated with decentralized finance protocols (3)	394,328	4,814	—	399,142
Total digital assets	$2,547,581	$359,665	$20,979	$2,928,225
_______________
(1)Includes digital assets subject to sale restrictions, as well as certain digital assets bonded to validator nodes. Excludes digital assets issued by decentralized finance protocols which are self-custodied.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
(2)Digital intangible assets posted as collateral under master loan agreements to third parties, for which control has not transferred, supports digital asset and fiat borrowings of $358.3 million and $53.7 million as of June 30, 2025 and December 31, 2024, respectively.
(3)Digital assets associated with decentralized finance protocols collectively support borrowings on these platforms of $120.7 million and $124.9 million as of June 30, 2025 and December 31, 2024, respectively. Decentralized finance protocols typically require borrowers to maintain a loan to value ratio of no greater than approximately 80% and 95%, collateral dependent. Includes self-custodied wrapped digital assets and digital assets held in smart contracts where the Company retains control.

Digital Assets Associated with Decentralized Finance Protocols
Digital Assets Associated with Decentralized Finance Protocols includes receipt tokens from decentralized finance protocols, which are digital assets issued by decentralized protocols that derive their value from other digital assets. These tokens allow the holder to redeem the underlying digital assets from the decentralized protocols. Although these receipt tokens are generally stored in the Company’s self-custodied wallets, their economic values are derived from the operations of the protocols that issued the tokens and other digital assets that are held in such protocols via smart contracts. These receipt tokens are used in trading, borrowing and staking on decentralized finance protocols.
In order to transact on decentralized finance protocols, the Company converts some of its digital assets into wrapped tokens (e.g., “wBTC” and “wETH”) which are also included in Digital Assets Associated with Decentralized Finance Protocols. Wrapped tokens are digital assets that can interact with smart contracts or operate on another blockchain. The Company typically wraps digital assets in expectation of deploying them on decentralized finance protocols.
Some decentralized finance protocols may hold the Company’s digital assets in a smart contract from which only the Company can redeem the digital assets. These decentralized finance protocols do not issue receipt tokens and do not obtain control of the Company’s digital assets. Therefore the tokens continue to be recognized by the Company.
Digital Assets Subject to Lock-up Schedules
Certain digital assets are subject to sale restrictions through lock-up schedules typically associated with purchases from foundations. Digital assets restricted by lock-up schedules which have not yet been received by the Company are recognized as Digital assets receivable.
The Company held $14.8 million and $59.9 million of digital assets restricted by lock-up schedules as of June 30, 2025 and December 31, 2024, respectively. The fair value of digital assets subject to sale restrictions by lock-up schedule acquired prior to January 1, 2024 includes a discount for lack of marketability. Sale restrictions associated with these digital assets range from less than one week to approximately 2 years.
Staked Digital Assets
The Company had staked $323.1 million and $371.7 million of digital assets, including digital assets staked on decentralized finance protocols (i.e., liquid staked tokens), as of June 30, 2025 and December 31, 2024, respectively. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods on the respective blockchains. As of June 30, 2025 and December 31, 2024, the majority of the Company’s staked digital assets on various blockchains, including Ethereum, could be unbonded within 7 and 11 days, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Significant Digital Asset Holdings
The Company’s digital asset balance includes digital assets borrowed from counterparties, deposited by counterparties as collateral for which Galaxy has control, and any digital assets which Galaxy has pledged as collateral and retains control. The following tables show our most significant gross digital asset holdings as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(in thousands except for quantity)	Quantity	Historical cost	Carrying value
Bitcoin	17,102	$1,814,196	$1,832,368
USDC	263,084,648	263,708	263,005
Ether	90,521	219,824	224,987
SOL	1,098,828	165,717	170,109
HYPE	2,334,213	51,367	91,976
USDG	47,132,455	47,125	47,132
XRP	15,387,541	33,576	34,407
Other	not meaningful	287,618	238,424
Digital assets measured at fair value		2,883,131	2,902,408
Digital assets not measured at fair value	not meaningful	688,717	656,353
Total digital assets		$3,571,848	$3,558,761

	December 31, 2024
(in thousands except for quantity)	Quantity	Historical cost	Carrying value
Bitcoin	13,704	$1,335,194	$1,277,816
Ether	112,248	378,907	373,871
USDC	333,713,029	334,224	333,652
SOL	498,767	73,567	94,288
UNI	5,216,565	71,911	68,922
TIA	9,626,784	17,995	34,116
Other	not meaningful	231,228	195,357
Digital assets measured at fair value		2,443,026	2,378,022
Digital assets not measured at fair value	not meaningful	598,295	550,203
Total digital assets		$3,041,321	$2,928,225
As of June 30, 2025 approximately 34%, 15%, and 13% of the Company’s digital assets associated with decentralized finance protocols relate to digital assets issued by Coinbase, Aave, and Kamino respectively. As of December 31, 2024, approximately 41%, 18%, and 10% of the Company’s digital assets associated with decentralized finance protocols related to digital assets issued by Sky DAO (f.k.a. Maker DAO), Coinbase, and Aave, respectively.
7. DIGITAL ASSETS LOAN RECEIVABLE AND DIGITAL ASSETS BORROWED
In the ordinary course of business, the Company enters into agreements to borrow digital assets to finance the Company’s trading operations. The Company may lend digital assets borrowed from counterparties or acquired through other operations. As of June 30, 2025 and December 31, 2024, no Digital asset loans receivable were past due.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Digital Assets Loan Receivable, Net of Allowance

(in thousands)	June 30, 2025	December 31, 2024
Digital asset loans receivable	$895,026	$579,954
Less: Allowance for credit losses	(150)	(424)
Digital asset loans receivable, net	$894,876	$579,530
Collateral Payable Associated with Digital Assets Loan Receivable

(in thousands)	June 30, 2025	December 31, 2024
Collateral payable — Digital assets	$1,116,700	$673,427
Collateral payable — Cash	14,867	44,535
Collateral payable associated with digital assets loan receivable	$1,131,567	$717,962
Digital Assets Borrowed

(in thousands)	June 30, 2025	December 31, 2024
Digital assets borrowed — current	$2,836,370	$1,497,609
Digital assets borrowed — non-current	8,564	—
Digital assets borrowed	$2,844,934	$1,497,609
The Company borrows digital assets from both over-the-counter and decentralized finance sources. The most significant digital assets borrowings as of June 30, 2025 were bitcoin, USDC, ether, tether, and SOL, including associated wrapped tokens, which represented approximately 92% of total Digital assets borrowed. The most significant digital assets borrowings as of December 31, 2024 were bitcoin, ether, DAI, and SOL, including associated wrapped tokens, which represented approximately 87% of total Digital assets borrowed.
Assets Posted as Collateral Associated with Digital Assets Borrowed

(in thousands)	June 30, 2025	December 31, 2024
Assets posted as collateral — Digital assets	$501,418	$84,221
Less: Allowance for credit loss	(2,477)	(826)
Assets posted as collateral associated with digital assets borrowed	$498,941	$83,395
Collateral deposited in decentralized finance protocols associated with digital asset loans payable to the decentralized protocols are recognized in Digital intangible assets. Collateral posted with counterparties for which the Company retains control are also recognized in Digital intangible assets. Refer to Note 6 for additional information regarding Digital intangible assets.
8. DERIVATIVES
The Company enters into derivative contracts primarily for the purpose of trading, risk management, and hedging of operating costs. The Company recognized net derivative gain related to free-standing derivatives of $64.8 million and $95.8 million for the three and six months ended June 30, 2025, respectively, and $105.3 million and $189.0 million for the three and six months ended June 30, 2024, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The breakdown of the Company’s derivatives portfolio, as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025
(in thousands)	Notional Amounts (1)	Derivative Assets	Derivative Liabilities
Digital assets	$3,877,580	$116,830	$(70,805)
Foreign currencies	199,068	14,651	(10,303)
Equity securities	374,332	3,051	(4,359)
Interest rates	603,854	69	(798)
Commodities	1,592,443	306	(99)
	6,647,277	134,907	(86,364)

Digital assets receivable	7,311	6,065	—
Embedded derivatives — Digital assets borrowed	2,674,612	70,057	(240,379)
Embedded derivatives — Collateral payable	1,675,907	64,223	(231,868)

	December 31, 2024
(in thousands)	Notional Amounts (1)	Derivative Assets	Derivative Liabilities
Digital assets	$4,685,112	$185,208	$(145,493)
Foreign currencies	19,259	12,064	(10,483)
Equity securities	1,049,846	10,343	(9,683)
Interest rates	5,002	19	(13)
Commodities	10,583	19	(186)
	5,769,802	207,653	(165,858)

Digital assets receivable	3,911	60,720	—
Embedded derivatives — Digital assets borrowed	1,269,013	24,039	(252,635)
Embedded derivatives — Collateral payable	1,219,247	55,848	(161,261)
Embedded derivatives — Notes payable	847,500	—	(136,192)
(1) Notional amounts represent the U.S. Dollar denominated size of the underlying assets for the derivative instruments. While the notional amounts disclosed above give an indication of the volume of the Company’s derivatives activity, they do not accurately reflect the Company’s economic exposure as they do not reflect the Company’s long and short derivative positions.
The table below represents the breakdown of collateral payable and assets posted as collateral associated with derivative positions as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Collateral payable — Digital assets	$37,716	$30,600
Collateral payable — Cash	10,788	30,460
Collateral payable associated with derivatives	$48,504	$61,060

Assets posted as collateral — Digital assets	$—	$—
Assets posted as collateral — Cash	1,220	—
Assets posted as collateral associated with derivatives	$1,220	$—

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
9. INVESTMENTS
Net gain / (loss) on investments included in Gains / losses from operations in the Company’s condensed consolidated interim statements of operations consists of the following:
•Net realized gains / (losses) related to sales of investments were $(32.4) million and $120.6 million for the three and six months ended June 30, 2025, respectively, and $12.8 million and $(160.0) million for three and six months ended June 30, 2024, respectively.
•Net unrealized gains / (losses) related to investments were $227.8 million and $(58.4) million for the three and six months ended June 30, 2025, respectively, and $(114.3) million and $121.5 million for the three and six months ended June 30, 2024, respectively.
Accumulated net unrealized gains / (losses) related to investments held by the Company in the Company’s condensed consolidated interim statements of financial position were $567.7 million and $627.1 million as of June 30, 2025 and December 31, 2024, respectively.
Investments at Measurement Alternative
The following table presents investments for which the measurement alternative has been elected. These investments have been valued at cost less impairment and where applicable at observable transaction prices based on orderly transactions for the identical or similar investments of the same issuer.

		Impairment		Upward Adjustments
(in thousands)	Carrying Value	Period to date	Cumulative	Period to date	Cumulative
June 30, 2025	$75,689	$(3,494)	$(62,452)	$5,220	$68,413
December 31, 2024	$63,227	$(6,990)	$(59,608)	$2,214	$63,652

10. VARIABLE INTEREST ENTITIES
The Company holds investments in VIEs that are not consolidated due to either a lack of variable interests or where the Company is not the primary beneficiary. The fair value option was elected for investments in non-consolidated VIEs for which the Company was deemed to have significant influence; therefore, changes in the fair value of these investments are recorded through Gains / (losses) from operations in the Company’s condensed consolidated interim statements of operations. NAV was utilized as the practical expedient to fair value.
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

	June 30, 2025			December 31, 2024
(in thousands)	Fair Value of Investment	Unfunded Commitments	Maximum Exposure	Fair Value of Investment	Unfunded Commitments	Maximum Exposure
Sponsored Investment Funds	$352,949	$53,087	$406,036	$398,386	$56,725	$455,111
Other VIE’s	172,598	12,294	184,892	143,145	12,294	155,439
Total	$525,547	$65,381	$590,928	$541,531	$69,019	$610,550

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
11. FAIR VALUE OPTION
The Company elected the fair value option for certain eligible assets. The following table summarizes the financial instruments for which the fair value option has been elected:

(in thousands)	June 30, 2025	December 31, 2024
Assets
Digital financial assets	$369,649	$359,665
Investments	629,548	558,093
Total	$999,197	$917,758

The fair value option was only elected for investments, within the Investments line item, where the Company was deemed to have significant influence and otherwise would have applied the equity method of accounting.
Realized and unrealized gains / (losses) on financial instruments for which the fair value option has been elected are recorded in Gains / (losses) from operations in the Company’s condensed consolidated interim statements of operations. The following table presents the realized and net change in unrealized gains / (losses) on the financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2025		2024
(in thousands)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)
Investments	$(4,400)	$64,831	$2,127	$(53,425)

	Six Months Ended June 30,
	2025		2024
(in thousands)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)
Investments	$32,512	$(30,063)	$3,202	$106,673
Realized and unrealized losses for digital assets classified as financial assets were $1.1 million and $3.3 million for the three and six months ended June 30, 2025, respectively, and were not significant for the three and six months ended June 30, 2024.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
12. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Items measured on a recurring basis at fair value:

	As of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Digital financial assets	$285,908	$83,741	$—	$369,649
Digital intangible assets at fair value	2,377,215	152,693	2,852	2,532,760
Digital assets loan receivable, net of allowance — Financial assets	—	193,406	—	193,406
Digital assets receivable	7	—	6,058	6,065
Assets posted as collateral — Digital assets	—	720,539	—	720,539
Derivative assets	123,584	11,323	—	134,907
Embedded derivative — Collateral payable — Digital assets	—	64,223	—	64,223
Embedded derivative — Digital assets borrowed	—	70,057	—	70,057
Investments(1)	695,250	5,531	505,187	1,205,968
	$3,481,964	$1,301,513	$514,097	$5,297,574
Liabilities
Investments sold short(2)	$86,210	$—	$—	$86,210
Derivative liabilities	67,478	18,886	—	86,364
Embedded derivative — Digital assets borrowed	—	240,379	—	240,379
Embedded derivative — Collateral payable	—	231,868	—	231,868
	$153,688	$491,133	$—	$644,821
__________________
(1)Excludes equity securities measured utilizing net asset value as a practical expedient of $330.3 million and investments utilizing the measurement alternative of $75.7 million as they are without readily determinable fair values.
(2)Investments sold short are included in Other current liabilities in the Company’s condensed consolidated interim statements of financial position.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Digital financial assets	$354,851	$4,814	$—	$359,665
Digital intangible assets at fair value	1,929,661	68,239	20,457	2,018,357
Digital assets loan receivable, net of allowance Financial assets	—	393,734	—	393,734
Digital assets receivable	204	24	60,492	60,720
Assets posted as collateral — Digital assets	—	278,527	—	278,527
Derivative assets	188,836	18,817		207,653
Embedded derivative — Collateral payable	—	55,848	—	55,848
Embedded derivative — Digital assets borrowed	—	24,039	—	24,039
Investments(1)	751,220	—	524,573	1,275,793
	$3,224,772	$844,042	$605,522	$4,674,336
Liabilities
Investments sold short	$6,524	—	—	$6,524
Derivative liabilities	58,155	107,703		165,858
Embedded derivative — Digital assets borrowed		252,635		252,635
Embedded derivative — Collateral payable		161,261		161,261
Embedded derivative — Notes payable	—	—	136,192	136,192
	$64,679	$521,599	$136,192	$722,470
__________________
(1)Excludes equity securities measured utilizing net asset value as a practical expedient of $304.5 million and equity securities utilizing the measurement alternative of $63.2 million as they are without readily determinable fair values.
Nonrecurring Fair Value Measurements
Impairment losses are recognized for Digital intangible assets carried at the lower of cost or impaired value and Property and equipment, net when their carrying amounts exceed fair value. See Note 14 for additional information on impairment of Property and equipment. The carrying values for Digital intangible assets carried at the lower of cost or impaired value were $656.4 million and $550.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company categorized the fair value measurements for Property and equipment, net as Level 3.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level 3 inputs have been used to determine fair value for the periods ended June 30, 2025 and December 31, 2024, respectively.

(in thousands) Assets	Fair value, Beginning Balance	Purchases	Sales /Distributions	Net Realized Gain / (Loss)	Net Unrealized Gain / (Loss)	Transfers in /(out) of Level 3	Fair value, Ending Balance
Digital intangible assets
June 30, 2025	$20,457	$—	$—	$—	$(5,425)	$(12,180)	$2,852
December 31, 2024	$68,004	$—	$—	$—	$(17,043)	$(30,504)	$20,457
Digital assets receivable
June 30, 2025	$60,492	$2,250			$(7,817)	$(48,867)	$6,058
December 31, 2024	$20,569	$—	$(4,727)	$4,724	$52,477	$(12,551)	$60,492
Investments
June 30, 2025	$524,573	$79,976	$(137,802)	$69,605	$(32,608)	$1,443	$505,187
December 31, 2024	$364,576	$129,188	$(221,564)	$117,036	$119,803	$15,534	$524,573
Embedded derivative — Notes payable
June 30, 2025	$136,192	$—	$—	$—	$—	$(136,192)	$—
December 31, 2024	$10,472	$93,993	$—	$—	$31,727	$—	$136,192
Transfers in and out of Level 3 are considered to have occurred at the beginning of the period the transfer occurred. For the period ended June 30, 2025, gross transfers into Level 3 were $4.9 million and gross transfers out of Level 3 were $200.7 million. The transfers into Level 3 for Investments were due to fair value adjustments determined by unobservable market inputs. The transfers into Level 3 for Digital assets receivable were due to underlying token launches of contracts held. The transfers out of Level 3 for Investments were due to conversion of warrants into common stock. Transfers out of Level 3 for Digital assets receivable and Digital assets were due to removal of restrictions. Transfers out of Level 3 for Embedded derivative - Notes payable was due to the Reorganization Transactions. See Note 18 for additional information. For the year ended December 31, 2024, gross transfers into Level 3 were $21.2 million and gross transfers out of Level 3 were $48.7 million. The transfers into Level 3 for Investments were due to fair value adjustments determined by unobservable market inputs. The transfers into Level 3 for Digital assets receivable were due to underlying token launches of contracts held. Transfers out of Level 3 for Investments related to a conversion of a convertible note upon emergence from a bankruptcy during the year. Transfers out of Level 3 for Digital assets receivable and Digital assets were due to the removal of restrictions.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following table presents additional information about valuation methodologies and significant unobservable inputs used for assets and liabilities that are measured and reported at fair value and categorized within Level 3 as of June 30, 2025 and December 31, 2024, respectively:

Financial Instrument	Fair Value at June 30, 2025 (in thousands)	Significant Unobservable Inputs	Range	Weighted Average
Digital intangible assets	2,852	Marketability discount	16.0% - 30.6%	23.5%
Digital assets receivable	6,058	Marketability discount	3.5% - 89.4%	45.7%
Investments	505,187	Time to liquidity event (years)	0.5 - 5.0	4.0
		Annualized equity volatility	70.0% - 90.0%	88.7%
		Risk free rate	3.4% - 4.3%	3.8%
		Market adjustment discount	30.0% - 90.0%	48.7%
		Market adjustment premium	150.0% - 180.0%	173.0%
		Marketability discount	22.7% - 35.0%	27.8%
		Expected dividend payout ratio	—%	—%
		Enterprise value to LTM revenue multiple	2.5x - 11.0x	8.5x
		Enterprise value to projected revenue multiple	3.5x - 5.5x	4.8x
		Enterprise value to annualized revenue	2.5x	2.5x
		Enterprise value to LTM volume	2.8x	2.8x
		Enterprise Value to ARR	8.0x	8.0x
		Price to tangible book value	1.3x	1.3x
		EV to gross profit	6.0x	6.0x
		Recovery percentage	44.0%	44.0%

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

Financial Instrument	Fair Value at December 31, 2024 (in thousands)	Significant Unobservable Inputs	Range	Weighted Average
Digital intangible assets	$20,457	Marketability discount	15.9% - 45.2%	32.1%
Digital assets receivable	$60,492	Marketability discount	5.5% - 72.8%	35.8%
Investments	$524,573	Time to liquidity event (years)	1.0 - 5.0	4.1
		Annualized equity volatility	70.0% - 90.0%	88.8%
		Risk free rate	3.4% - 4.4%	4.2%
		Market adjustment discount	30.0% - 90.0%	41.0%
		Market adjustment premium	25.0% - 130.0%	79.6%
		Marketability discount	3.5% - 51.8%	26.0%
		Expected dividend payout ratio	—%	—%
		Enterprise value to LTM revenue multiple	2.5x - 16.8x	10.8x
		Enterprise value to projected revenue multiple	2.0x - 10.5x	7.0x
		Enterprise value to annualized revenue	3.5x - 9.0x	6.7x
		Enterprise value to LTM volume	3.0x	3.0x
		Enterprise Value to ARR	8.5x - 15.8x	10.9x
		Price to tangible book value	1.5x	1.5x
		Enterprise value to projected EBITDA	9.0x - 14.0x	11.5x
		Scenario probability	35.0%	35.0%
		Recovery percentage	35.0% - 61.6%	51.5%
Embedded derivative — Notes payable	$136,192	Volatility	45.6% - 75.0%	55.4%
		Risk free rate	4.2% - 4.4%	4.3%
		Time-step (years)	0.004	0.004
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

	As of June 30, 2025
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2		Level 3
Cash and cash equivalents	$691,331	$691,331	$691,331	$—		$—
Assets posted as collateral – Cash	1,220	1,220	—	1,220		—
Accounts receivable	41,393	41,393	—	41,393		—
Loans receivable	535,696	535,696	—	535,696		—
Total Assets	$1,269,640	$1,269,640	$691,331	$578,309		$—
Accounts payable and accrued liabilities	226,080	226,080	—	226,080		—
Notes payable	725,571	965,750	—	965,750		—
Collateral payable — Cash	25,949	25,949	—	25,949		—
Payable to customers — Cash	16,324	16,324	—	16,324		—
Loans payable	348,214	348,214	—	348,214		—
Settlement liability	147,873	149,368	—	149,368	149368	—
Total Liabilities	$1,490,011	$1,731,685	$—	$1,731,685		$—

	As of December 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$462,103	$462,103	$462,103	$—	$—
Assets posted as collateral – Cash	—	—	$—	—	$—
Accounts receivable	55,279	55,279	55,279	—	$—
Loans receivable	476,620	476,620	—	476,620	$—
Total Assets	$994,002	$994,002	$517,382	$476,620	$—
Accounts payable and accrued liabilities	281,531	281,531	281,531	—	—
Notes payable	845,186	836,402	—	836,402	—
Collateral payable — Cash	74,995	74,995	—	74,995	—
Payable to customers — Cash	19,520	19,520	—	19,520	—
Loans payable	510,718	510,718	—	510,718	—
Settlement liability	182,462	182,462	—	182,462	—
Total Liabilities	$1,914,412	$1,905,628	$281,531	$1,624,097	$—
13. LOANS RECEIVABLE
In the general course of business, the Company offers fiat-denominated loans to counterparties against digital assets or other collateral. No loans receivable were on nonaccrual status as of June 30, 2025 or December 31, 2024.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Loans Receivable, Current and Non-current

(in thousands)	June 30, 2025	December 31, 2024
Loans receivable	$529,396	$476,620
Loans receivable, non-current	6,675	—
Less: allowance for credit loss	(375)	—
Loans receivable, current and non-current	$535,696	$476,620
Loans receivable are scheduled to be repaid during the following periods:

(in thousands)	Amounts
2025	479,271
2026	50,911
2027	1,088
2028	2,938
2029	1,188
2030	300
Loans receivable, current and non-current	$535,696
Balances represent loan principal and exclude accrued interest receivable on loans.
Collateral Payable Associated with Loans Receivable, Current and Non-current

(in thousands)	June 30, 2025	December 31, 2024
Collateral payable — Digital assets	$689,136	$620,633
Collateral payable — Cash	294	—
Collateral payable associated with loans receivable, current and non-current	$689,430	$620,633
Interest income related to the Company’s Loans receivable was $14.1 million and $26.7 million for the three and six months ended June 30, 2025, respectively, and $12.8 million and $25.4 million for the three and six months ended June 30, 2024, respectively.
14. PROPERTY AND EQUIPMENT
The following table represents property and equipment balances and accumulated depreciation as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Corporate assets (1)	$12,651	$11,093
Mining equipment	165,942	172,572
Data center infrastructure (2)	67,669	113,710
Land	16,587	12,809
WIP / Construction in progress (3)	500,251	35,777
Property and equipment, gross	763,100	345,961
Less: Accumulated depreciation	(66,769)	(57,934)
Less: Impairment (4)	(100,211)	(50,989)
Property and equipment, net	$596,120	$237,038
__________________
(1)Corporate assets balances primarily relate to computer equipment, leasehold improvements, and furniture and fixtures.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
(2)Data center infrastructure comprises land and improvements associated with our mining and Artificial Intelligence and High Performance Computing (“AI/HPC”) leasing businesses. During the six months ended June 30, 2025, a portion of data center infrastructure assets were transferred to WIP / Construction in progress as they are undergoing enhancements to support deployment of Galaxy’s AI/HPC operations.
(3)WIP/Construction in progress related to data center infrastructure under construction.
(4)Recognized in General and administrative expenses in the Company’s condensed consolidated interim statements of operations.

Depreciation expense of $3.5 million and $12.2 million for the three and six months ended June 30, 2025, respectively, and $7.6 million and $14.3 million for the three and six months ended June 30, 2024, respectively, is included in General and administrative expenses in the Company’s condensed consolidated interim statements of operations.
Impairment of Mining Equipment
The Company assesses mining equipment for impairment when a triggering event is identified. As a result of a change of anticipated use of the mining equipment in fiscal year 2025 during the six months ended June 30, 2025, the Company recognized an impairment of $49.2 million in relation to its mining equipment, including assets in WIP/Construction in progress, which was applicable to the Treasury and Corporate segment. Impairment testing of assets held for use requires determination of recoverability using unobservable inputs such as estimated future cash flows and involves significant judgment. The Company estimated the future cash flows related to mining equipment using the bitcoin price and network difficulty, as well as expected hosting cost as key inputs.
15. LEASES
Lessee
The Company enters into leases primarily for real estate, substantially all of which are used in connection with its operations.
Operating lease costs were $1.5 million and $2.9 million for the three and six months ended June 30, 2025, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2024, respectively. Variable lease costs, which are included in operating lease costs, were not material for the three and six months ended June 30, 2025 and June 30, 2024.
Supplemental disclosures for the Company’s condensed consolidated interim statements of cash flows:

(in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net cash provided by / (used in) operating activities
Cash paid in the measurement of operating lease liabilities	$2,874	$2,949
Supplemental statement of financial position and other disclosures related to operating lease right-of-use assets:

(in thousands, except lease term and discount rate)	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$6,335	$8,223
Operating lease liabilities	8,290	10,229
Weighted average remaining lease term	3.5 years	3.6 years
Weighted average discount rate(1)	10%	10%
__________________
(1)The weighted average discount rate represents the Company’s incremental borrowing rate.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following table represents future minimum lease payments of the Company’s operating lease liabilities as of June 30, 2025:

(in thousands)	Lease liability
Year ending December 31,
2025	$2,158
2026	2,828
2027	2,572
2028	2,572
2029	429
Total future minimum lease payments	10,559
Less: Interest	2,269
Total lease liability	$8,290

16. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table reflects the changes in the carrying amount of goodwill:

(in thousands)	June 30, 2025	December 31, 2024
Balance, beginning of period	$58,037	$44,257
Additions due to acquisitions (Note 3)	4,197	13,780
Balance, end of period	$62,234	$58,037
The Company recognized no impairment of Goodwill for the periods ended June 30, 2025 and June 30, 2024. All goodwill is allocated to the Digital Assets segment.
Other Intangible Assets
The following table represents intangible assets and accumulated amortization as June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025		December 31, 2024
Software technology (1)	$42,605		$40,508
Other purchased finite-life intangible assets	13,701		13,701
Indefinite-lived intangible asset	1,761		1,761
Intangible assets, gross	58,067	58,067	55,970
Less: Accumulated amortization	(26,505)		(18,619)
Intangible assets, net	$31,562		$37,351
_________________
(1)Includes capitalized equity based compensation of $6.3 million and $3.1 million as of June 30, 2025 and December 31, 2024, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The Company estimates that there is no significant residual value related to its finite-life intangible assets. The expected future amortization expense for currently amortizing finite-life intangible assets for the next five years is as follows:

(in thousands)	Amounts
2025	8,621
2026	9,084
2027	6,159
2028	4,841
2029 and beyond	403
Total future amortization expense	$29,108
17. COMMITMENTS AND CONTINGENCIES
Leases
As of June 30, 2025 and December 31, 2024, the Company had commitments primarily under three leases. Refer to Note 15 for further information on lease commitments.
Investment and Loan Commitments
As of June 30, 2025 and December 31, 2024, the Company was obligated to seven portfolio companies, all of which are non-consolidated variable interest entities (VIEs), to fund up to $65.4 million and $69.0 million, respectively. Subsequent to the period ended June 30, 2025, $4.1 million of this amount has been funded. Refer to Note 10 for further information on VIEs.
As of June 30, 2025 and December 31, 2024, the Company had outstanding credit facilities to counterparties and arrangements to finance delayed trading settlement up to three days totaling $80.0 million and $60.0 million, respectively, and had funded $60.0 million and $39.9 million in relation to these facilities as of June 30, 2025 and December 31, 2024, respectively. Credit facilities are supported by counterparties’ assets. There were no additional fundings of these facilities subsequent to period end.
Contractual Commitments
As of June 30, 2025 and December 31, 2024, the Company had an outstanding commitment for the construction of improvements at its Helios facility totaling $478.2 million and $9.1 million, respectively.
Indemnifications
The Company has provided standard representations for agreements and customary indemnification for claims and legal proceedings. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, counterparties to these transactions often provide comparable indemnifications. The Company is unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, it is not possible to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. The Company believes, however, that the possibility of making any material payments for these indemnifications is remote. As of June 30, 2025 and December 31, 2024, there was no liability accrued under these arrangements.
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
Luna Matters: On March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve civil claims relating to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. As of June 30, 2025, the Company had accrued a legal provision of $148 million. The accrued amounts include the impact of discounting the estimated cash flows at a rate of approximately 4.3%. The undiscounted amount of the settlement was $160 million as of June 30, 2025 and payable between 2026 and 2028, with a payment of $40 million in 2026, and a payment of $60 million in each of 2027 and 2028. Under the terms of the settlement, Galaxy also agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
In December 2022, a proposed class action was filed in the Ontario Superior Court of Justice against GDH Ltd., our Chief Executive Officer (“CEO”) and our former Chief Financial Officer asserting various claims including alleged misrepresentations relating to our public disclosure regarding investments and trading in the LUNA digital asset. The class action purports to be brought on behalf of a proposed class of persons and entities who acquired our securities on the secondary market from May 17, 2021 to and including May 6, 2022. The class action seeks unspecified damages and various declaratory relief, including leave to proceed with the right of action for misrepresentation under statutory securities provisions. These proceedings are still in early stages and have not been certified to proceed as a class action. The plaintiff’s motion for leave and certification is scheduled to be heard in April 2026. Based on the stage of the case, the outcome remains uncertain, and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
Tax Distributions
The terms of the GDH LP 7th Amended and Restated Limited Partnership Agreement (“LPA”), executed in connection with the Reorganization Transactions in May 2025, provide for pro rata cash distributions to the holders of LP Units for purposes of funding partner tax obligations in respect of the taxable income of GDH LP that is allocated to them. Generally, these tax distributions are computed based on GDH LP’s estimate of the net taxable income of GDH LP allocable to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident of New York, New York (taking into account the non-deductibility of certain expenses and the character of GDH LP’s income). Amounts distributed pursuant to such tax distribution provision were treated as an advance against, and reduced (on a dollar for dollar basis), future amounts that would otherwise be distributable to such holders of LP Units. Prior to the Reorganization Transactions, GDH LP’s then-effective limited partnership agreement permitted the prior general partner of GDH LP, Galaxy Digital Holdings GP LLC (“GDH GP LLC”), to direct GDH LP to make tax distributions to the holders of LP Units.
Tax-related distributions of $30.4 million and $39.9 million were paid during the three and six months ended June 30, 2025, respectively, and tax-related distributions of $9.0 million and $45.7 million were paid during the three and six months ended June 30, 2024, respectively.
In December 2021, July 2024, and during the six months ended June 30, 2025, the Company contributed approximately $523.0 million, $20.0 million, and $578.1 million, respectively, into wholly-owned subsidiaries through which the Company operates bitcoin mining, qualified digital assets and blockchain related activities, and AI/HPC leasing activities in qualified opportunity zones. The qualified opportunity zone program was established by

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Congress under the Tax Cuts and Jobs Act of 2017 to encourage long-term investments in low-income urban and rural communities nationwide, and through which taxpayers may defer eligible capital gains provided they meet the program’s requirements. In December 2026, the Company will be required to recognize capital gains on 90% of the contributed amount for U.S. federal tax purposes, which will be allocated to the limited partner unit holders of GDH LP including the noncontrolling interest holders of the Company, in accordance with their ownership interests at that time. As such depending on facts and circumstances at that time, the Company may be required to make additional tax distributions to its noncontrolling interest holders.
18. LOANS AND NOTES PAYABLE
Loans Payable
In the ordinary course of business the Company may borrow fiat currency, such as US dollars, to facilitate digital asset trading and lending activity. For the majority of these loans, there is no set repayment term and the Company can prepay without penalty.

(in thousands)	June 30, 2025	December 31, 2024
Loans payable	$348,214	$510,718
Interest expense related to the Company’s loans payable was $4.2 million and $7.8 million for the three and six months ended June 30, 2025, respectively, and $2.1 million and $4.6 million for the three and six months ended June 30, 2024, respectively.
Assets Posted as Collateral Associated with Loans Payable

(in thousands)	June 30, 2025	December 31, 2024
Assets posted as collateral — Digital assets	$219,121	$194,306
Less: Allowance for credit losses	(633)	(554)
Assets posted as collateral associated with digital asset loans payable	$218,488	$193,752
Notes Payable
GDH LP issued $500 million aggregate principal amount of 3.00% exchangeable senior notes (the “2026 Exchangeable Notes”) on December 9, 2021, and $402.5 million aggregate principal amount of 2.500% exchangeable senior notes on November 25, 2024 (the “2029 Exchangeable Notes” and, together with the 2026 Exchangeable Notes, the “Exchangeable Notes”). Outstanding 2026 Exchangeable Notes and 2029 Exchangeable Notes will mature and the aggregate principal amount is due in 2026 and 2029, respectively, unless earlier exchanged, redeemed or repurchased. Interest on the Exchangeable Notes is payable semi-annually. There were no origination discounts or premiums associated with the Exchangeable Notes. The 2026 Exchangeable Notes have an initial exchange rate of 7,498.2210 shares of Class A common stock per $250,000 principal amount and the 2029 Exchangeable Notes have an initial exchange rate of 10,497.5856 shares of Class A common stock per $250,000 principal amount. All Exchangeable Notes issued are subject to certain selling and transfer restrictions set forth in each investor’s note purchase agreement and as set forth in the applicable indenture that governs the Exchangeable Notes.
Prior to the Reorganization Transactions, the Company determined that the exchange features represented derivative financial instruments embedded in the Exchangeable Notes as the notes were exchangeable for ordinary shares of GDH Ltd., an unconsolidated affiliate. The exchange feature was recorded at fair value as a discount to the value of the Exchangeable Notes as of the applicable inception date. Accordingly, the Company recorded aggregate discounts of $71.0 million and $94.0 million for the fair value of the derivative liability at inception of the 2026 Exchangeable Notes and the 2029 Exchangeable Notes, respectively. The difference between the proceeds allocated to the exchangeable instrument at issuance and the fair value of the exchange feature was allocated to the host contract. Upon the completion of the Reorganization Transactions, given the Exchangeable Notes are now exchangeable for Class A common stock of GDI, the embedded derivative no longer meets the bifurcation criteria and the net loss from the inception of the derivative was reclassified to equity which is reflected in the Impact of

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Reorganization Transactions in the Company’s Interim Statements of Changes in Equity. As of December 31, 2024, the Exchangeable Notes and the associated derivative liability are shown as Notes payable in the Company’s condensed consolidated interim statements of financial position. The unamortized debt issuance cost as of June 30, 2025 and December 31, 2024 was $16.2 million and $18.5 million, respectively. As of June 30, 2025 and December 31, 2024, there was $847.5 million in principal outstanding of the Exchangeable Notes.
On initial recognition of the 2026 Exchangeable Notes and the 2029 Exchangeable Notes, debt issuance costs of $13.4 million and $13.6 million, respectively, were recognized as a reduction of Notes payable and are being expensed over the term of the debt. The interest expense from the Exchangeable Notes for the three and six months ended June 30, 2025 was $14.2 million and $28.3 million, including coupon interest of $5.8 million and $11.7 million, respectively, and $7.0 million and $14.0 million, including coupon interest of $3.4 million and $6.7 million, for the three and six months ended June 30, 2024, respectively. The effective interest rates on the 2026 and 2029 Exchangeable Notes are 7.0% and 9.2%, respectively.
As of June 30, 2025, the Company’s notes payable repayment obligation was as follows:

(in thousands)	Amount Due
2025	$—
2026	445,000
2027	—
2028	—
2029	402,500
Total	$847,500
19. EQUITY
Issued Common Stock
The Company has two classes of ownership interests:
(1)Class A common stock, which shares are traded on Nasdaq and the TSX under the ticker “GLXY,” and
(2)Class B common stock, which shares are held by Galaxy Group Investments LLC, an entity controlled by our founder and CEO, current and former employees of GDH LP as part of the GDH LP employee compensation plan and certain former shareholders. Shares of Class B common stock do not entitle holders to economic returns in the Company.
GDH LP has one class of LP Units, which are held by the Company and the holders of the Class B common stock.
Under the terms of the LPA, LP Units are exchangeable for the Company’s Class A common stock on a one-for-one basis subject to certain limitations and customary adjustments for stock splits, stock dividends and other similar transactions. On receipt of a request to exchange, the Company, as the general partner, cancels the (1) LP Unit(s) and (2) the share(s) of Class B Common Stock, and issues a corresponding amount of Class A common stock. Upon such exchange, GDH LP issues an equivalent number of LP Units to the Company. Alternatively, at the election of the Company, it may deliver cash in an amount of equivalent value in lieu of the Company’s Class A common stock to an exchanging LP Unitholder.
During the three and six months ended June 30, 2025, a total of 11,977,011 shares of Class B common stock were cancelled in connection with exchanges of LP Units for shares of Class A common stock.
During the three and six months ended June 30, 2025 and June 30, 2024, there were tax-related distributions of $30.4 million, $39.9 million, $9.0 million and $45.7 million, respectively, made for the purpose of covering GDH LP Unitholders’ tax expense due to 2025 and 2024 taxable income. The majority of the recipients of the tax distributions are related parties. See Note 21 for further information on related party transactions.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The Company issues shares of Class A common stock on the exercise of stock options and the vesting and settlement of restricted share units. Shares of Class A common stock may also be cancelled in association with withholding obligations on vested and settled restricted share units.
Public Offering
Subsequent to the Reorganization Transactions, the Company and certain selling stockholders sold 35,980,967 shares of Class A common stock in an underwritten public offering, of which 26,400,000 were sold by the Company and 9,227,011 were sold by the selling stockholders upon their exchange of shares of Class B common stock and corresponding LP Units for shares of Class A common stock, at an offering price of $19.00 per share. Proceeds to the Company from the offering were approximately $477.8 million after deducting underwriting discounts and offering costs. The Company did not receive any proceeds from the sale of Class A common stock by the selling stockholders.
Unit Holders of GDH LP
Prior to the Reorganization Transactions, the Company had two classes of ownership interests, representing limited partner interests:
(1)GDH LP Class A Units, which were subdivided into GDH LP A-1 Units, all of which were held by GDH Ltd., and GDH LP A-2 Units, all of which were held indirectly by GDH Ltd., through GDH Ltd.’s wholly owned U.S. subsidiary, GDH Intermediate LLC; and
(2)GDH LP Class B Units, all of which were held by GGI, employees of GDH LP as part of the GDH LP employee compensation plan and certain former shareholders.
The GDH LP Class A Units and GDH LP Class B Units ranked pari passu to all distributions from GDH LP. Pursuant to the Reorganization Transactions, GDH LP has one class of ownership interest, representing limited partner interests. See Note 1 for a description of the Reorganization Transactions.
20. EARNINGS PER SHARE
The Company calculates basic earnings per share by dividing net income attributable to the Class A common stock holders by the weighted-average number of Class A common stock outstanding during the period. Earnings per share presented for periods prior to the completion of the Reorganization Transactions assume that the post reorganization equity structure of the Company was in place at that time.

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic income (loss) per share	$0.10	$(0.37)	$(0.70)	$0.73
Net income (loss) used in the calculation of basic income (loss) per share	$14,500	$(45,370)	$(95,441)	$84,969
Weighted average number of Class A common stock shares for the purposes of basic income (loss) per share	143,103,474	122,305,203	135,525,464	115,768,027
The following table sets forth the computation of diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Diluted income (loss) per share	$0.08	$(0.37)	$(0.76)	$0.65
Net income (loss) used in the calculation of diluted income (loss) per share	$30,691	$(125,596)	$(264,740)	$84,969
Weighted average number of Class A common stock for the purposes of diluted income (loss) per share	371,717,071	338,212,221	349,390,820	129,910,597

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
In addition, the following potentially dilutive shares were excluded from the diluted earnings per share calculation as they were anti-dilutive for the periods presented.

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Compensatory LP units	—	14,833	—	—
Exchangeable LP units	—	—	—	215,917,746
Compensatory awards	—	10,543,368	18,293,860	—
Exchangeable Notes	30,247,946	13,346,833	30,247,946	13,346,833
Total	30,247,946	23,905,034	48,541,806	229,264,579
21. RELATED PARTY TRANSACTIONS
The Company’s related parties include entities over which it exercises significant influence and its key management personnel. Key management personnel are those persons having the authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly.
Distributions
Tax-related distributions of $30.4 million and $39.9 million were paid during the three and six months ended June 30, 2025, respectively, and tax-related distributions of $9.0 million and $45.7 million were paid during the three and six months ended June 30, 2024, respectively. A majority of the recipients of the distributions were related parties.
Tax Receivables Agreement
On July 31, 2018, GDH Ltd. entered into a tax receivables agreement (“the Original TRA”) with holders of Class B Units in GDH LP (each such person and any permitted transferee, a “TRA Holder” and together, the “TRA Holders”). The Original TRA generally provided for the payment by GDH Ltd. of 85% of the cash savings, if any, in U.S. federal, state, local, and non-US income tax that GDH Ltd. actually realized (or was deemed to realize in certain circumstances), as applicable to each TRA Holder, as a result of (i) certain increases in tax basis that occur as a result of GDH Ltd.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Class B Units in connection with the arrangement and (ii) deductions in respect of imputed interest deemed to be paid by GDH Ltd. as a result of, and additional basis arising from, any payments GDH Ltd. made under the Original TRA.
On May 13, 2025, the Company and the TRA Holders entered into an amended and restated tax receivables agreement (the “TRA”) to take into account the effects of the Restructuring Transactions.
The amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the timing of the redemptions of Class B common stock, the price of the Company's Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its Class B common stock at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis and the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Company has recognized a TRA-related liability within the Other non-current liabilities of $97.8 million and $0.0 million as of June 30, 2025 and December 31, 2024, respectively, of which $44.5 million and $0.0 million were with related parties.
Investments in Galaxy Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles controlled by them or their immediate family members) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances may not be subject to performance fees. The fair value of such investments aggregated to $12.2 million and $12.9 million as of June 30, 2025 and December 31, 2024, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Transactions with GDH Ltd.
Prior to the Reorganization Transactions, in accordance with its then-effective limited partnership agreement, the Company reimbursed or paid for all reimbursable expenses of GDH Ltd. For the three and six months ended June 30, 2025 the Company paid or accrued $1.1 million and $2.1 million, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively, on behalf of GDH Ltd., which is included in General and administrative expenses on the Company’s condensed consolidated statements of operations.
On April 14, 2022 GDH LP entered into a Promissory Note (as amended from time to time, the “Promissory Note”) with GDH Intermediate LLC (“GDHI LLC”), a subsidiary of GDH Ltd. prior to the Reorganization Transactions. As a result of the Reorganization Transactions, the Promissory Note was amended and restated with GDH LP and GGI as the counterparties. The Promissory Note is eliminated in consolidation subsequent to the Reorganization Transactions. As of December 31, 2024, GDHI LLC had advanced $96.9 million to the Company.
As at December 31, 2024, the Company had $95.8 million, in net payables to GDH Ltd. primarily for the aforementioned Promissory Note partially offset by receivables for stock option exercises and withholding tax associated with restricted share units vesting. Subsequent to the Reorganization Transactions, these net payables and receivables are eliminated in consolidation.
The Company’s CEO served as co-chairman of the board for Candy Digital Inc. (“Candy”) in which the Company made an investment during 2021, resulting in the two entities becoming related parties. Candy was acquired by Futureverse in April 2025, and following such acquisition, the Company’s CEO ceased membership on the Candy board of directors and Candy ceased to be related party. A family member of the CEO continues to hold a position with this company. As of December 31, 2024 the Company held an investment in Candy valued at $9.1 million. Galaxy Interactive Fund I, LP, a non-consolidated sponsored investment fund, also held an investment in the company valued at $1.0 million as at December 31, 2024.
The Company has sub-advisory arrangements with a beneficial owner of GDI (GDH Ltd. prior to the Reorganization Transactions). Such sub-advisory arrangements have been entered into with, or advised by, Galaxy Digital Capital Management LP, a consolidated subsidiary of the Company, in its capacity as an investment advisor registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). For the three and six months ended June 30, 2025 and three and six months ended June 30, 2024, the associated advisory fees were $0.6 million, $1.2 million, $0.5 million and $1.0 million, respectively.
The CEO of the Company, through an entity which he controls, owns a private aircraft that the Company uses for business purposes in the ordinary course of operations, on terms that are advantageous to the Company. The CEO paid for the purchase of this aircraft with his personal funds and has borne all operating, personnel and maintenance costs associated with its operation and use. During the three and six months ended June 30, 2025 and three and six months ended June 30, 2024, the Company incurred $0.1 million, $0.3 million, $0.1 million and $0.2 million, respectively, for such use negotiated on an arms-length basis in compliance with our aviation matters policy adopted in August 2022.
In addition, we have from time to time made use of the CEO’s private boat to host corporate meetings and for other business purposes in the ordinary course of the Company’s operations, on terms that are advantageous to the Company. The CEO paid for the purchase of this boat with his personal funds and has borne most of the operating, personnel and maintenance costs associated with its operation and use; while the Company paid for the cost of any food and beverage consumption and a portion of operating fees. The expense incurred in relation to this boat was immaterial during the three and six months ended June 30, 2025 and June 30, 2024.
In connection with the receipt of surety bonds for the purpose of a state money transmission licenses on behalf of a subsidiary of the Company, GGI agreed to act as indemnitor, along with the Company, at the request of the insurers. The Company was liable to GGI for fees of $0.4 million for the indemnity through June 30, 2025, which was calculated as 1% of the aggregate notional amount of the surety bonds held on behalf of the subsidiary. The Company will continue to incur fees due to GGI of 1% for the duration of these outstanding surety bonds which are renewed annually.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Prior to joining GDH Ltd.’s board in September 2021 and GDI’s board in May 2025, the Chairman of GDI’s board (GDH Ltd.’s board prior to the Reorganization Transactions) entered into a consulting agreement with GDH LP in April 2021. Under the terms of the consulting agreement, the Chairman was engaged to provide professional services to the Company for a period of three years beginning on September 1, 2021. In 2021, the Chairman received 1,500,000 RSUs and 500,000 options under the LTIP in connection with the consulting agreement. There was no equity based compensation expense related to this grant for the three and six months ended June 30, 2025. The equity based compensation expense was $2.0 million and $5.0 million for the three and six months ended June 30, 2024, respectively. This consulting agreement expired as of September 1, 2024.
In February 2023, the Company entered into a consulting agreement with a board member of GDH Ltd. This consulting agreement expired as of December 31, 2024. The Company paid $0.2 million and $0.5 million under this agreement during the three and six months ended June 30, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the Company had recorded $4.8 million of tax payments made on behalf of certain related parties.
22. REPORTABLE SEGMENTS
The Company manages and reports its activities in the following operating businesses: Digital Assets and Data Centers. In the first quarter of 2025, the Company began managing and reporting activities in these two operating segments consistent with changes in our operations and management reporting. In determining the Company’s segment structure, the Company considered the basis on which the chief operating decision maker (“CODM”), as well as other members of senior management, review the financial and operational performance of the Company. The Company’s CODM is its chief executive officer. The CODM primarily relies on segment net income after taxes to evaluate the performance of each reportable segment. In accordance with ASC 280, Segment Reporting, the Company has recast its historical segment information to conform to the current segment structure.
Digital Assets
The Digital Assets segment is comprised of the Company’s counterparty trading activities, lending, advisory and capital market activities, validator staking services, the Company’s asset management business which manages investments in the digital asset ecosystem both on behalf of the Company and external limited partners, and the GK8 self-custody technology business. The Digital Assets segment generates revenue from digital assets sales, fee income, blockchain rewards and lending. It includes realized and unrealized gains and losses on certain digital assets and equity investments. The Digital Assets segment also incurs the portion of the Company’s interest expense used to fund its trading and lending activities and incurs the majority of digital assets sales costs. Management fees generated off the Company’s principal investments and fees generated from staking the Company’s proprietary digital assets are eliminated in the Treasury and Corporate segment.
Data Centers
The Data Centers segment comprises the Helios infrastructure assets. Our Data Centers segment develops, and will in the future operate, HPC infrastructure to meet the growing demand for large-scale, power-ready facilities in the AI/HPC industry.
Treasury and Corporate
The Treasury and Corporate segment includes the Company’s proprietary trading and mining activities, as well as the Company’s principal investments. It includes realized and unrealized gains and losses on the majority of the Company’s digital assets and equity investments. The Company’s unallocated corporate overhead, other unallocated costs not identifiable to the other reportable segments, and eliminations of inter-segment transactions as required for consolidation. Transactions between segments are based on specific criteria or approximate market rates for comparable services.
The Company’s chief operating decision maker reviews compensation expenses separately from other segment items, which include transaction expenses, general and administrative expenses, technology and marketing costs, as well as professional fees.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Assets and liabilities by each of the reportable segments as of June 30, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Total assets	$3,575,486	$771,907	$4,738,558	$9,085,951
Total liabilities	$3,037,783	$33,144	$3,390,806	$6,461,733
Assets and liabilities by each of the reportable segments as of December 31, 2024 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Total assets	$3,723,814	$199,694	$3,196,347	$7,119,855
Total liabilities	$3,163,499	$—	$1,762,004	$4,925,503
Income and expenses by each of the reportable segments for the three months ended June 30, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Revenues	$8,655,745	$—	$5,810	$8,661,555
Gains / (losses) from operations	55,470	—	339,624	395,094
Revenues and gains / (losses) from operations	8,711,215	—	345,434	9,056,649

Transaction expenses	8,596,478	—	33,462	8,629,940
Impairment of digital assets	43,307	—	84,170	127,477
Compensation and benefits	45,347	—	19,622	64,969
Notes interest expense	—	—	14,240	14,240
Depreciation and amortization	3,560	—	3,898	7,458
Other expenses	25,058	—	21,114	46,172
Operating expenses	8,713,750	—	176,506	8,890,256

Unrealized gain / (loss) on notes payable – derivative	—	—	(125,150)	(125,150)
Other income / (expense), net	—	—	918	918
Total other income / (expense)	—	—	(124,232)	(124,232)

Net income / (loss) for the period, before taxes	$(2,535)	$—	$44,696	$42,161
Income tax benefit	—	—	11,470	11,470
Net income / (loss) for the period	$(2,535)	$—	$33,226	$30,691

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the three months ended June 30, 2024 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Revenues	$8,858,973	$—	$23,918	$8,882,891
Gains / (losses) from operations	(3,073)	—	(15,107)	(18,180)
Revenues and gains / (losses) from operations	8,855,900	—	8,811	8,864,711

Transaction expenses	8,810,103	—	24,733	8,834,836
Impairment of digital assets	10,333	—	46,614	56,947
Compensation and benefits	45,374	—	15,879	61,253
Notes interest expense	—	—	7,040	7,040
Depreciation and amortization	3,182	1,800	5,974	10,956
Other expenses	17,932	—	14,426	32,358
Operating expenses	8,886,924	1,800	114,666	9,003,390

Unrealized loss on notes payable - derivative	—	—	(2,573)	(2,573)
Other income / (expense), net	—	—	1,612	1,612
Total other income / (expense)	—	—	(961)	(961)

Net income / (loss) for the year, before taxes	$(31,024)	$(1,800)	$(106,816)	$(139,640)
Income tax expense / (benefit)	—	—	(14,044)	(14,044)
Net income / (loss) for the period	$(31,024)	$(1,800)	$(92,772)	$(125,596)

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the six months ended June 30, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Revenues	$21,627,274	$—	$10,487	$21,637,761
Gains / (losses) from operations	147,840	—	126,923	274,763
Revenues and gains / (losses) from operations	21,775,114	—	137,410	21,912,524

Transaction expenses	21,517,337	—	59,612	21,576,949
Impairment of digital assets	121,615	—	118,291	239,906
Compensation and benefits	84,173	1,263	36,486	121,922
Notes interest expense	—	—	28,311	28,311
Depreciation and amortization	7,115	1,251	11,705	20,071
Other expenses	43,879	385	106,529	150,793
Operating expenses	21,774,119	2,899	360,934	22,137,952

Unrealized gain / (loss) on notes payable – derivative	—	—	(35,544)	(35,544)
Other income / (expense), net	—	—	1,590	1,590
Total other income / (expense)	—	—	(33,954)	(33,954)

Net income / (loss) for the period, before taxes	$995	$(2,899)	$(257,478)	$(259,382)
Income tax expense / (benefit)	—	—	5,358	5,358
Net income / (loss) for the period	$995	$(2,899)	$(262,836)	$(264,740)

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the six months ended June 30, 2024 is as follows (unaudited):

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Revenues	$18,161,542	$—	$56,721	$18,218,263
Net gain/ (loss) on digital assets	(40,158)	—	364,536	324,378
Net gain / (loss) on investments	2,520	—	(40,989)	(38,469)
Net gain / (loss) on derivatives trading	101,523	—	87,439	188,962
Gains / (losses) from operations
Revenues and gains / (losses) from operations	18,225,427	—	467,707	18,693,134

Transaction expenses	18,073,294	—	49,632	18,122,926
Impairment of digital assets	19,267	—	63,206	82,473
Compensation and benefits	87,649	—	34,675	122,324
Notes interest expense	—	—	14,016	14,016
Depreciation and amortization	4,489	3,474	12,493	20,456
Other expenses	31,982	—	30,682	62,664
Operating expenses	18,216,681	3,474	204,704	18,424,859

Unrealized loss on notes payable - derivative	—	—	(12,286)	(12,286)
Other income / (expense), net	—	—	1,825	1,825
Total other income / (expense)	—	—	(10,461)	(10,461)

Net income / (loss) for the year, before taxes	$8,746	$(3,474)	$252,542	$257,814
Income tax expense / (benefit)	—	—	(4,717)	(4,717)
Net income / (loss) for the period	$8,746	$(3,474)	$257,259	$262,531
23. RISKS AND UNCERTAINTIES
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
The Company also participates in decentralized finance protocols, smart contracts that perform specific functions. Decentralized finance protocols allow the Company to provide or access liquidity, as well as exchange digital assets directly, on the blockchain. The Company deposits or transfers its digital assets to the smart contracts of these decentralized finance protocols and typically receives protocol-specific digital assets that represent the Company’s claims on the underlying digital assets. The Company’s transactions with such decentralized finance protocols rely on the functions of open source smart contracts, which are not developed by the Company and could

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
be subject to exploits. The Company mitigates this smart contract risk through review of smart contract audits, as well as other risk management strategies that prevent concentration in or over-reliance on any individual decentralized finance protocol. Additionally, as transactions on decentralized protocols may occur without a centralized authority, the Company has implemented processes to monitor and review the digital asset wallets that interact with decentralized protocols in which the Company participates. As of June 30, 2025, four protocols, Coinbase wrapped bitcoin, Aave, Kamino, and Spark, represented 70% of the Company’s digital assets associated with decentralized finance protocols balance. As of December 31, 2024, four protocols, Maker DAO / Sky DAO, Coinbase wrapped bitcoin, Aave, and Pendle, represented 77% of the Company’s digital assets associated with decentralized finance protocols balance.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and loans receivable. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company held $148.8 million and $19.7 million of cash and cash equivalents at brokers and $26.8 million and $64.7 million of cash and cash equivalents on trading platforms as of June 30, 2025 and December 31, 2024, respectively. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of June 30, 2025 and December 31, 2024, no individual customer accounted for 10% or more of net accounts receivable. During the three and six months ended June 30, 2025, two digital asset trading platforms accounted for 39% of revenue. During the three months ended June 30, 2024, three digital asset trading platforms accounted for 53% of revenue; and during the six months ended June 30, 2024, one digital asset trading platform accounted for 35% of revenue. As of June 30, 2025, three counterparties and their related parties accounted for 67% of the Company’s Loans receivable and Digital assets loan receivable balance. The Company held collateral exceeding 100% of the loan carrying value for each of these three counterparties. As of December 31, 2024, two counterparties and their related parties accounted for 27% of the Company’s Loans receivable and Digital assets loan receivable balance.
The Company is also subject to liquidity and concentration risk related to its short-term loans payable. The loans are callable on demand by the counterparties and are collateralized by the Company’s cash, investment securities, and digital assets held in the Company’s trading accounts at counterparties’ trading platforms. As of June 30, 2025 and December 31, 2024, one individual lending counterparty accounted for greater than 5% of current liabilities at 7.2% and 8.5%, respectively. The proceeds from these loans are utilized for trading activities.
The Company conducts digital asset trades using both direct principal to principal transactions with counterparties and through centralized or decentralized digital asset trading platforms. Digital assets held on trading platforms are subject to the operational control of the platform operators, and could potentially be lost or impaired due to fraud or negligence of the platform operators. The Company mitigates this risk by performing regular reviews of each digital asset trading platform on which it transacts, distributing its digital assets across multiple different trading platforms to reduce concentration risk, and holding assets in self-custody where appropriate. As of June 30, 2025 and December 31, 2024, approximately 41% and 22%, respectively, of the Company’s digital assets were held with third parties, including centralized trading platforms or posted with counterparties. One centralized digital asset trading platform held more than 10% of the Company’s digital assets as of June 30, 2025, holding approximately 10% including posted collateral over which the Company maintains control. No centralized digital asset trading platform held more than 10% of the Company’s digital assets as of December 31, 2024.
The Company operates a bitcoin mining business. The Company operates its own mining facility and utilizes third party hosting providers. The facilities are subject to operational risks including managing power costs and maintaining uptime, some of which are outside of the Company’s control.
The Company is undertaking the construction of a data center at its Helios campus specifically designed to support AI/HPC applications. This initiative is subject to a variety of risks and uncertainties that could materially affect the Company's financial position, results of operations, and future prospects. These currently include, but are not limited to construction and development risks, operational and performance risks, and financing and liquidity risks. The Company continually monitors these and other potential risks and uncertainties. There can be no assurance that the Company will successfully mitigate these risks or that the construction and operation of the data center will proceed as planned.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The regulatory environment related to digital assets is complex, evolving, and uncertain, requiring the Company to allocate resources in legal, accounting, compliance, technology, and other functions which impact the Company’s consolidated financial statements. Future regulatory rules adopted domestically and internationally may impose obligations and restrictions on how the Company manages and / or conducts its business activities in the future.
The Company seeks to minimize potential adverse effects of these risks on performance by employing experienced personnel; daily monitoring of the Company’s investments, digital assets and market events; and diversifying the Company’s business strategy as well as its investment portfolio within the constraints of the Company’s investment objectives.
24. INCOME TAXES
For the three months ended June 30, 2025 and 2024, the effective tax rates were 27.2% and 10.1%, respectively, and for the six months ended June 30, 2025 and 2024, the effective tax rates were (2.1)% and (1.8)%, respectively. The effective tax rate differs from the statutory rate primarily due to amounts of income and expenses allocated to the noncontrolling interests without being subject to federal, state and local income taxes at the corporate level as well as the impact of GDI succeeding GDH LP for financial reporting purposes as part of the Reorganization Transaction consummated during the quarter. There were no material changes to uncertain tax positions or valuation allowances against deferred tax assets for the three and six months ended June 30, 2025.
25. OPERATING PARTNERSHIP FINANCIAL INFORMATION
The following tables represent the consolidated statements of financial position and consolidated statements of operations of GDH LP, the Company’s operating partnership.

Galaxy Digital Holdings LP’s Condensed Consolidated Interim Statements of Income (Loss)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$8,661,535	$8,882,891	$21,637,741	$18,218,263
Gains / (losses) from operations	395,094	(18,180)	274,763	474,871
Revenues and gains / (losses) from operations	9,056,629	8,864,711	21,912,504	18,693,134
Operating expenses:
Transaction expenses	8,629,940	8,834,836	21,576,951	18,122,926
Impairment of digital assets	127,477	56,947	239,906	82,473
Other operating expenses	137,582	111,607	325,839	219,460
Total operating expenses	8,894,999	9,003,390	22,142,696	18,424,859

Other income / (expense):	(124,925)	(961)	(34,647)	(10,461)

Net income / (loss) before taxes	$36,705	$(139,640)	$(264,839)	$257,814
Income taxes expense / (benefit)	5,858	(14,044)	(254)	(4,717)
Net income / (loss)	$30,847	$(125,596)	$(264,585)	$262,531

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Galaxy Digital Holdings LP’s Condensed Consolidated Interim Statements of Financial Position

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$689,487	$462,103
Digital assets	3,558,761	2,928,225
Digital assets receivable	6,065	60,720
Digital assets loan receivable, net of allowance	894,876	579,530
Investments	1,611,943	1,643,506
Assets posted as collateral	718,649	277,147
Loans receivable	535,696	476,620
Property and equipment, net	596,120	237,038
Other assets	381,760	454,966
Total assets	$8,993,357	$7,119,855
Liabilities and Equity
Digital assets borrowed	2,844,934	1,497,609
Loans payable	348,214	510,718
Collateral payable	1,869,501	1,399,655
Notes payable	725,571	845,186
Other liabilities	654,517	672,335
Total liabilities	6,442,737	4,925,503

Total equity	2,550,620	2,194,352

Total liabilities and equity	$8,993,357	$7,119,855

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion includes forward-looking statements that reflect our plans, estimates and assumptions and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors.” See “Special Note Regarding Forward-Looking Statements.” Future results could differ significantly from the historical results presented in this section.
For more information regarding our corporate history and related financial reporting, see “Explanatory Note” at the beginning of this Quarterly Report on Form 10-Q.
Unless the context otherwise requires, references to the “Company,” “Galaxy” and “we,” “us” and “our” refer to GDI and its consolidated subsidiaries subsequent to the Reorganization Transactions and GDH LP, the accounting acquirer and predecessor entity, and its consolidated subsidiaries prior to the Reorganization Transactions.

Our Businesses
As of the first quarter of 2025, GDH LP began managing and reporting its activities in the following segments: Digital Assets, Data Centers, and Treasury and Corporate. Prior periods are presented on a comparable basis. Refer to Note 22 of Galaxy’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on reportable segments.

Digital Assets
Galaxy’s Digital Assets operating business segment provides a comprehensive and evolving suite of financial products and services tailored for institutions seeking exposure to the digital asset ecosystem. This segment includes our Global Markets and Asset Management & Infrastructure Solutions businesses.
Our Global Markets business provides over-the-counter (“OTC”) spot and derivatives trading, lending, and structured products, as well as transaction advisory and equity and debt capital markets services. Our client base includes more than 1,400 trading counterparties globally as of June 30, 2025, including asset managers, hedge funds, family offices, Qualified Individuals1 and corporations.
•Galaxy’s trading business includes electronic OTC, high-touch OTC, derivatives trading, and lending. The electronic and high-touch OTC businesses operate on a principal basis, providing liquidity in digital assets to institutional clients and Qualified Individuals. In our electronic OTC business, trading is facilitated through API connectivity. Our high-touch OTC offering mirrors the electronic desk in strategy and risk management, but operates primarily through chat-based channels. The desk utilizes a blend of internal and third-party platforms to access liquidity and manage risk, with 24/7 coverage to support client engagement and execution. The derivatives trading business offers liquidity in options and forwards to institutional counterparties, with trading activity spanning both OTC and exchange-listed and cleared products.
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
Our Asset Management & Infrastructure Solutions business encompasses our investment management division and blockchain infrastructure products and services, with approximately $9.0 billion in assets across the platform as of June 30, 2025.
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
•Galaxy managed $5.8 billion in assets across more than 16 investment strategies as of June 30, 2025, a 28% increase year-over-year and 23% increase quarter-over-quarter. $483.0 million of the $5.8 billion of assets under management (“AUM”) represented engagements managed by Galaxy’s asset management team to unwind portfolios on behalf of the estate of FTX. Excluding these opportunistic assets, Galaxy Asset Management’s AUM increased by 33% year-over-year to $5.3 billion as of June 30, 2025, driven by $1.4 billion of gross inflows and $1.3 billion of net market appreciation partially offset by $1.3 billion of gross outflows and increased 24% quarter-over-quarter as of June 30, 2025, driven by $0.5 billion of gross inflows and $0.8 billion of net market appreciation partially offset by $0.3 billion of gross outflows.
•Our Infrastructure Solutions business includes blockchain-centric technology and infrastructure including staking, tokenization and custodial technology.
•Our staking business operates validator nodes to secure blockchains and enable our institutional clients to earn staking rewards, use staked assets as collateral for loans and participate in an increasingly on-chain and decentralized future. Galaxy provides validator services to ten different blockchain networks, including Ethereum and Solana. As part of our broader suite of infrastructure solutions, we offer secure, institutional-grade cold and hot wallet technology for institutions seeking to self-custody their assets, along with integrated tokenization capabilities.
•Galaxy reported assets under stake (“AUS”) of approximately $3.2 billion as of June 30, 2025, as compared to AUS of approximately $4.2 billion as of December 31, 2024.
Data Centers
Our Data Centers operating business segment develops, and will in the future operate, HPC infrastructure to meet the growing demand for large-scale, power-ready facilities in the AI/HPC industry. Galaxy’s Helios data center campus, located in the panhandle region of West Texas, is developing 133 MW of critical IT load, utilizing approximately 200 MW of gross power capacity, for CoreWeave Inc. (“CoreWeave”). The retrofit of Helios will be completed in phases, with the full 133 MW of critical IT load expected to be delivered by the end of the first half of 2026. ERCOT has also approved an additional 600 MW of gross power capacity at our Helios campus, which will support the committed incremental 393 MW under the Phase II and Phase III Option Agreements with CoreWeave, and is expected to be delivered starting in 2027.
Treasury and Corporate
In addition to our two operating business segments, Galaxy holds a diversified portfolio of digital assets, venture, private equity, and fund investments on its balance sheet, and also conducts bitcoin mining operations, all of which are reported within the Treasury and Corporate segment. Treasury engages in proprietary quantitative, arbitrage and macro trading strategies.
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

Our Digital Assets operating business segment provides new products and capabilities such as staking, margin-based financing and active exchange-traded-funds. Galaxy is a trusted partner to more than 1,400 trading counterparties and more than 1,200 asset management clients, with approximately $9.0 billion in assets managed across our platform as of June 30, 2025. As of the same period, we have made more than 300 venture portfolio investments into leading digital asset companies and networks that are innovating at the intersection of capital markets and finance. Our institutional-grade products, strong risk management, and leading position have made us the partner of choice for both crypto-native and incumbent financial leaders.
Our Data Centers operating business segment develops, and will in the future operate, HPC infrastructure to meet the growing demand for large-scale, power-ready facilities. Galaxy’s Helios data center campus, located in the panhandle region of West Texas, is developing 133 megawatts (“MW”) of critical IT load, utilizing approximately 200 MW of gross power capacity, for CoreWeave. In April 2025, CoreWeave exercised and entered into its first option with Galaxy pursuant to a Phase II option agreement (the “Phase II Option Agreement”), under which CoreWeave committed to enter into a lease agreement for the uptake of an additional 260 MW of incremental critical IT load. In August 2025, CoreWeave exercised and entered into its second option with Galaxy pursuant to a Phase III option agreement (the “Phase III Option Agreement”), under which CoreWeave committed to enter into a lease agreement for the uptake of an additional 133 MW of incremental critical IT load. Together, the Phase II Option Agreement and the Phase II Option Agreement, are expected to increase CoreWeave’s contracted capacity at the Helios data center campus to 526 MW of critical IT load by 2028. The retrofit of Helios will be completed in phases, with the full 133 MW of initial critical IT load expected to be delivered by the end of the first half of 2026. CoreWeave has developed market-leading expertise in designing data centers for AI/HPC use that makes them an ideal partner in executing the upgrades at our Helios campus. Prior to the start of 2025, we had six main power transformers installed at our project substation, enabling us to deliver the full 800 MW of high-voltage capacity for which we are already fully approved from ERCOT. In 2024, we built a freshwater pond with storage capacity of nearly 10 million gallons, to efficiently expand our cooling capabilities. Helios has attracted interest in long-term lease agreements from cloud service providers given its attractive HPC attributes.
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
However, many existing data centers are increasingly unable to meet these demands, constrained by limited power capacity and long construction timelines, typically three to five years for new facilities. Further, there has been a recent surge in connection requests for facilities ranging from 300 MW to 1,000 MW or more, which is straining the capacity of local utility grids to deliver power at this accelerated pace. This is leading to prolonged interconnection and construction timelines––now stretching two to four years––further compounding the challenge of scaling AI infrastructure at the pace required.
Financial and Operational Highlights
•Galaxy generated Net income of $30.7 million and Net loss $264.7 million for the three and six months ended June 30, 2025, respectively, compared to Net loss of $125.6 million and Net income $262.5 million for the three and six months ended June 30, 2024, respectively.
•Galaxy generated Adjusted EBITDA of $211.2 million and $(78.3) million for the three and six months ended June 30, 2025, respectively, compared to Adjusted EBITDA of $(94.8) million and $351.3 million for the three and six months ended June 30, 2024, respectively.2
•Total equity as of June 30, 2025 was $2.6 billion, an increase of 20% from $2.2 billion as of December 31, 2024.
2 See the section titled “Non-GAAP Financial Measure” below for a reconciliation of Net Income / (loss) to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

•In March 2025, Galaxy entered into a 15-year agreement (the “Lease Agreement”) with CoreWeave to host its high-performance computing and artificial intelligence infrastructure and deliver 133 MW of critical IT load, utilizing 200 MW of gross power capacity, at its Helios data center campus in the panhandle region of West Texas. In April 2025, Galaxy and CoreWeave entered into the Phase II Option Agreement under which CoreWeave has committed to enter into a lease agreement for the uptake of an additional 260 MW of critical IT load at the Helios campus starting in 2027. In August 2025, Galaxy and CoreWeave entered into the Phase III Option Agreement under which CoreWeave has committed to enter into a lease agreement for the uptake of an additional 133 MW of critical IT load at the Helios campus starting in 2028.
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
•In June 2025, the Company and certain selling stockholders sold 35,980,967 shares of Class A common stock in an underwritten public offering, of which 26,400,00 shares were offered by the Company and the remaining sold by the selling stockholders (including pursuant to the underwriter's option to purchase additional shares), at an offering price of $19.00 per share.
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
Non-GAAP Financial Measure
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use certain non-GAAP financial measures, as described below, to understand and evaluate our business. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is used by management, in addition to GAAP financial measures, to understand and compare our operating results across accounting periods, for risk management and operational decision-making. We believe Adjusted EBITDA provides investors with additional useful information in evaluating the Company’s operating performance, as well as a useful measure for period-to-period comparisons of our business performance. Adjusted EBITDA does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies in our industry.
This non-GAAP financial measure has been prepared by, and is the responsibility of, Galaxy’s management, and has not been audited or reviewed by our independent registered public accounting firm. You should not place undue reliance on this non-GAAP financial measure.
Adjusted EBITDA is defined as represents Net income / (loss), excluding (i) equity based compensation, (ii) interest expense on structural debt, (iii) taxes, (iv) depreciation and amortization expense, (v) gains and losses on the embedded derivative on our Exchangeable Notes which ceased to exist upon consolidation as a result of the Reorganization Transactions, (vi) mining-related impairment loss / loss on disposal of mining equipment, (vii) settlement expense, (viii) other (income) / expense, net and (ix) and reorganization and reorganization merger costs that we believe are not indicative of our ongoing results. The above items are excluded from our Adjusted EBITDA because these items are non-cash in nature, or because the amount and timing of these items are unpredictable, are not driven by core results of operations, and render comparisons with prior periods and competitors less meaningful.
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, Net income / (loss):
Adjusted EBITDA does not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies in our industry.

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Three Months Ended June 30, 2025
Net income / (loss)	$(2,535)	$—	$33,226	$30,691
Add back:
Equity based compensation	11,826	—	6,957	18,783
Notes interest and other expense	—	—	12,042	12,042
Taxes	—	—	11,470	11,470
Depreciation and amortization expense	3,560	—	3,898	7,458
Unrealized (gain) / loss on notes payable – derivative	—	—	125,150	125,150
Mining related impairment loss / loss on disposal	—	—	15	15
Settlement expense	—	—	1,557	1,557
Other (income) / expense, net	112	—	(918)	(806)
Reorganization and reorganization merger costs	—	—	4,867	4,867
Adjusted EBITDA	$12,963	$—	$198,264	$211,227

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Three Months Ended June 30, 2024
Net income / (loss)	$(31,024)	$(1,800)	$(92,772)	$(125,596)
Add back:
Equity based compensation	17,128	—	6,129	23,257
Notes interest and other expense			8,863	8,863
Taxes			(14,044)	(14,044)
Depreciation and amortization expense	3,182	1,800	5,974	10,956
Mining related impairment loss / loss on disposal	—	—	—	—
Unrealized (gain) / loss on notes payable – derivative	—	—	2,573	2,573
Other (income) / expense, net	—	—	(1,612)	(1,612)
Reorganization and reorganization merger costs	—	—	759	759
Adjusted EBITDA	$(10,714)	$—	$(84,130)	$(94,844)

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Six Months Ended June 30, 2025
Net income / (loss)	$995	$(2,899)	$(262,836)	$(264,740)
Add back:
Equity based compensation	17,768	471	10,559	28,798
Notes interest and other expense	—	—	28,311	28,311
Taxes	—	—	5,358	5,358
Depreciation and amortization expense	7,115	1,251	11,705	20,071
Mining related impairment loss / loss on disposal	—	—	57,030	57,030
Unrealized (gain) / loss on notes payable – derivative	—	—	35,544	35,544
Reorganization and reorganization merger costs	—	—	7,285	7,285
Settlement expense	—	—	5,534	5,534
Other (income) / expense, net	124		(1,590)	(1,466)
Adjusted EBITDA	$26,002	$(1,177)	$(103,100)	$(78,275)

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Six Months Ended June 30, 2024
Net income / (loss)	$8,746	$(3,474)	$257,259	$262,531
Add back:
Equity based compensation	30,747	—	13,042	43,789
Notes interest and other expense	—	—	17,457	17,457
Taxes	—	—	(4,717)	(4,717)
Depreciation and amortization expense	4,489	3,474	12,493	20,456
Mining related impairment loss / loss on disposal	—	—	—	—
Unrealized (gain) / loss on notes payable – derivative	—	—	12,286	12,286
Reorganization and reorganization merger costs	—	—	1,337	1,337
Other (income) / expense, net			$(1,825)	(1,825)
Adjusted EBITDA	$43,982	$—	$307,332	$351,314

Key Factors Affecting Our Performance
The growth and success of our business as well as our financial condition and operating results have been, and will continue to be, affected by a number of factors, including:
Price and volatility of digital assets
Values of digital assets have been highly volatile. Effects from speculation regarding the future appreciation or depreciation in the value of digital assets, making their market prices more volatile, may materially and adversely affect the value of our digital asset inventory. Changing investor confidence and resultant fluctuations in the price of various digital assets may cause uncertainty in the market and could negatively impact trading volumes of digital assets, which would negatively impact our business and operating results.
Adoption of digital assets
The cryptoeconomy experienced rapid growth in 2021 driven by the simultaneous widespread adoption of digital assets, expanded use of cryptocurrencies and broader blockchain innovations including DeFi and the growth of non-fungible tokens (“NFTs”) as a prominent form of tokenization. After a retreat in 2022, cryptocurrency markets started to rally in 2023, which continued through December 2024. After a brief retreat in the first quarter of 2025, the price of bitcoin moved over $100,000 again in the second quarter of 2025 and continued to exceed $100,000 as of July 2025 reaching another all-time high temporarily exceeding $123,000 on July 14, 2025. The initially retail-driven adoption of cryptocurrencies has evolved to include institutional holders, utilizing digital assets as both a store of value and for commercial applications. The lead up to the launch of the spot-based bitcoin ETFs in the U.S. in the first quarter of 2024 followed by the U.S. Presidential election in November 2024 provided a boost to bitcoin. According to the Crypto Market Sizing Report released by Crypto.com, the number of worldwide individual cryptocurrency users was 659 million as of December 31, 2024, up from 580 million in December 2023. Moreover, bitcoin’s trailing five-year compounded annual growth rate reached 64% as of June 30, 2025. However, historical trends are not indicative of future adoption, and it is possible that the adoption of digital assets and blockchain technology may slow, take longer to develop, or never be broadly adopted, which would negatively impact our business and operating results.
Strategic acquisitions and investments
We intend to continue to use our scale, expertise and balance sheet to identify and execute on acquisitions across our business lines. A series of acquisitions has diversified our product offerings and revenue sources. This includes the acquisitions of two leading digital asset trading firms in November 2020 (DrawBridge Lending and Blue Fire Capital, subsequently rebranded to “Quantitative Principal Trading”), which augmented the trading business’s suite of product offerings and added veteran trading and lending talent to its leadership team. We acquired Vision Hill in May 2021, a premier asset manager in the digital asset sector. In December 2022, we acquired the Helios bitcoin mining facility and its operations from Argo Blockchain. In February 2023, we completed the acquisition of GK8, a developer of secure technology solutions for self-custody of digital assets by institutions, from the Chapter 11 bankruptcy estates of Celsius Network, LLC and its affiliated debtors in possession (the “Celsius Estate”). In July 2024, we acquired the assets of CMF, a blockchain node operator that provides trusted, secure services to decentralized protocols across the digital asset ecosystem. Any such acquisitions of, or investments in, companies with complementary products and technologies may affect our future operating results.
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
Other challenges and risks
We are operating in new industries that are highly innovative, rapidly evolving and characterized by healthy competition, experimentation, changing customer needs, and the frequent introduction of new products and services. We are subject to uncertain and evolving industry and regulatory requirements. Our business model is largely dependent on digital assets, the broader cryptoeconomy, and the AI economy. Our operating results have and will continue to fluctuate due to a variety of factors, including the highly volatile nature of cryptocurrencies. While we believe we are well-positioned to capitalize on market opportunities made possible by the rapid evolution of the digital assets ecosystem and AI models, due to the relatively nascent stage of our industries and other challenges that we face, our business model also presents certain material risks. For a further discussion of these risks, see “Risk Factors—Risks Related to our Operations” in this Quarterly Report on Form 10-Q.
All participants in the cryptoeconomy, including direct investors, consumers and providers of goods and services related to this industry, may be subject to additional costs associated with participating in this industry, as compared with participation in established commerce, due to the rapidly evolving landscape. The potentially higher costs associated with the cryptoeconomy include, but are not limited to, elevated legal and financial advisory fees, use of significant resources to monitor and maintain compliance with applicable laws and regulations, as well as elevated and unpredictable costs of custody, transactions, insurance and theft. Other material risks specific to this industry include a lack of adoption or acceptance of digital assets and blockchain technology, the volatile prices of digital assets, exposure to malicious actors and platform vulnerabilities, and uncertainties in the tax and accounting treatment of digital assets, among others. For a further discussion of these risks, see “Risk Factors—Risks Related to Cryptocurrencies and Digital Assets” in this Quarterly Report on Form 10-Q.
Our ability to grow our AI/HPC data center business in the future is also dependent on the overall market for AI/HPC data centers. The broader adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI industry, are inherently uncertain. For example, certain AI technology is under public scrutiny for creating inaccurate, incomplete or misleading content, unintended biases and other discriminatory or unexpected results, errors or inadequacies and may be, or be perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed. For a further discussion of these risks, see “Risk Factors—Risks Related to Our Business Lines” in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the condensed consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
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
•Blockchain rewards: Gross amount of blockchain generated digital assets and transaction fees earned for proof-of-stake validation, also referred to as staking.
•Proprietary mining: Bitcoin rewards from proprietary digital asset mining.
•Lending: The return that is earned from digital assets and fiat currencies lent to counterparties.
Gains / (losses) from operations
•Net gain / (loss) on digital assets: Realized and unrealized gains / (losses) from changes in the fair value of digital assets that are measured using fair value in accordance with our accounting policies. This includes net gains resulting from the return of Digital intangible assets borrowed and Collateral payable. Digital assets borrowed and Collateral payable digital asset liabilities each contain an embedded derivative that is valued based on the market prices of the underlying digital assets; certain corresponding Digital intangible assets may be held at the lower of cost or lowest observable fair value. Upon repayment of the digital asset loans, the impaired digital intangible assets would have a lower carrying value than the liabilities, resulting in a gain on extinguishment of the Digital asset loans payable. Other digital asset balances such as Digital assets receivable, digital assets posted as collateral, and Digital assets loan receivable, net of allowance are also measured at the fair value of the underlying digital assets and the resulting fluctuations are also included in Net gain / (loss) on digital assets.
•Net gain / (loss) on investments: Gains / (losses) from the changes in fair value of investments, as well as the gain / (loss) from sales of investments held by the Company.
•Net gain / (loss) on derivatives trading: Change in fair value of derivative assets and liabilities, resulting from contracts held by the Company for trading and hedging purposes.
Operating expenses
Operating expenses consist of transaction expenses, impairment of digital assets, compensation and benefits, general and administrative (inclusive of depreciation and amortization), technology, professional fees, and exchangeable notes interest expense.

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
Impairment of digital assets
Impairment loss from digital intangible assets which have been marked to the lower of cost or lowest observable fair value in the current period.

Results of Operations
Below is a discussion of our results of operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The results of operations presented below should be reviewed in conjunction with Galaxy’s consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024
The table below presents our results of operations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues	$8,661.6	$8,882.9	$(221.3)	(2)%	$21,637.8	$18,218.3	$3,419.5	19%
Gains / (losses) from operations	395.1	(18.2)	$413.3	2271%	274.8	474.9	$(200.1)	(42)%
Revenues and gains / (losses) from operations	$9,056.6	$8,864.7	$191.9	2%	$21,912.5	$18,693.1	$3,219.4	17%
Operating expenses:
Transaction expenses	8,629.9	8,834.8	(204.9)	(2)%	21,576.9	18,122.9	3,454.0	19%
Impairment of digital assets	127.5	56.9	70.5	124%	239.9	82.5	157.4	191%
Compensation and benefits	65.0	61.3	3.7	6%	121.9	122.3	(0.4)	—%
General and administrative	19.2	22.3	(3.0)	(13)%	105.8	42.0	63.9	152%
Technology	11.6	7.4	4.2	57%	21.5	13.8	7.6	55%
Professional fees	22.8	13.7	9.1	66%	43.6	27.3	16.2	59%
Notes interest expense	14.2	7.0	7.2	103%	28.3	14.0	14.3	102%
Total operating expenses	$8,890.3	$9,003.4	$(113.1)	(1)%	$22,138.0	$18,424.9	$3,713.1	20%
Other income / (expense):
Unrealized gain / (loss) on notes payable – derivative	(125.2)	(2.6)	(122.6)	(4,715)%	(35.5)	(12.3)	(23.3)	(189)%
Other income / (expense), net	0.9	1.6	(0.7)	(44)%	1.6	1.8	(0.2)	(11)%
Total other income / (expense)	$(124.2)	$(1.0)	(123.3)	(12330)%	$(34.0)	$(10.5)	(23.5)	(224)%
	$42.2	$(139.6)	$181.8	130%	$(259.4)	$257.8	$(517.2)	(201)%
Income taxes expense / (benefit)	11.5	(14.0)	25.5	182%	5.4	(4.7)	10.1	215%
Net income / (loss)	$30.7	$(125.6)	$156.3	124%	$(264.7)	$262.5	$(527.3)	(201)%
Revenues and gains from operations
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Digital assets sales	$8,565.0	$8,785.7	$(220.7)	(3)%	$21,414.5	$18,042.9	$3,371.7	19%
Fees	17.0	26.5	(9.5)	(36)%	28.5	54.7	(26.1)	(48)%
Blockchain rewards	41.2	37.7	3.5	9%	112.3	48.0	64.3	134%
Proprietary mining	0.9	16.3	(15.4)	(94)%	12.2	36.4	(24.3)	(67)%
Revenues from contract with customers	$8,624.1	$8,866.2	$(242.1)	(3)%	$21,567.5	$18,182.0	$3,385.6	19%

Blockchain rewards from non-customers(1)	5.2	0.7	4.5	643%	10.6	3.6	7.0	194%
Lending	32.2	16.0	16.2	101%	59.6	32.8	26.9	82%
Total revenues	$8,661.5	$8,882.9	$(221.4)	(2)%	$21,637.7	$18,218.4	$3,419.5	19%
______________
(1)Includes blockchain rewards earned from decentralized finance protocols and third-party staking infrastructure.

Total revenues were $8.7 billion and $21.6 billion, an a decrease of $0.2 billion and an increase of $3.4 billion, or (2)% and 19%, respectively, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The decrease for the three months ended June 30, 2025, was driven by a $0.2 billion decrease in Digital assets sales. The increase for the six months ended June 30, 2025, was driven by a $3.4 billion increase in Digital assets sales. See explanations below. Galaxy recognizes revenue from transactions with customers, which include centralized trading platforms, and the corresponding Digital asset sales cost, on a gross basis because of its role as principal in sales and purchases of digital intangible assets. The significant volume of Galaxy’s digital intangible asset transactions results in significant Digital assets sales revenue with corresponding significant digital asset sales cost reflected in Transaction expenses. As a result, the magnitude of changes in Revenue on the Company’s statement of operations overshadow other parts of the business, but are predominantly offset by Transaction expenses in Net income.
Digital assets sales were $8.6 billion and $21.4 billion, a decrease of $0.2 billion and increase of $3.4 billion, or (3)% and 19%, respectively, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The decrease for the three months ended June 30, 2025, was primarily driven lower trade volumes offset by higher digital asset prices. The increase for the six months ended June 30, 2025, was driven by the higher price of bitcoin. Digital assets sales associated with external customer facing trades are reflected in the Digital Assets segment.
Sales of bitcoin, ether and tether made up 91% and 85%, versus 89% and 90% of Digital assets sales for the three and six months ended June 30, 2025 and three and six months ended June 30, 2024, respectively. Approximately 60% of Digital asset sales revenue for the three months ended June 30, 2025 was comprised of the sale of bitcoin, compared to 58% of Digital assets sales revenue for the three months ended June 30, 2024. Approximately 14% of Digital asset sales revenue for the three months ended June 30, 2025 was comprised of the sale of ether, compared to 16% of Digital assets sales revenue for the three months ended June 30, 2024. Approximately 54% of Digital asset sales revenue for the six months ended June 30, 2025 was comprised of the sale of bitcoin, compared to 61% of Digital assets sales revenue for the six months ended June 30, 2024. Approximately 13% of Digital asset sales revenue for the six months ended June 30, 2025 was comprised of the sale of ether, compared to 15% of Digital assets sales revenue for the six months ended June 30, 2024.
Fee revenue was $17.0 million and $28.5 million, a decrease of $9.5 million and $26.1 million, or 36% and 48%, respectively, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. For the three and six months ended June 30, 2025, the decrease was primarily attributable to the reduction of fees attributable to the management of assets in the FTX estate which have decreased as the assets have been liquidated per Galaxy’s mandate. The decrease was also a result of the elimination of hosting services at the Helios site during the first quarter of 2025 in anticipation of the data center conversion. No mining hosting revenue was generated for the three and six months ended June 30, 2025, as compared to mining hosting revenue of $7.8 million and $18.0 million during the three and six months ended June 30, 2024. These decreases in fee income were partially offset by increased advisory revenue and increased fees from the management of our other funds.
Blockchain rewards from customers were $41.2 million and $112.3 million, an increase of $3.5 million and $64.3 million, or 9% and 134% respectively, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The increase was attributable to validator operation revenue. Galaxy launched proof of stake (“PoS”) validation infrastructure services (reflected within the Digital Assets segment) in late 2023 to which third party and proprietary digital assets may be bonded on PoS networks to generate blockchain rewards. The delegation of restricted SOL, acquired from the FTX bankruptcy estate with an initial value in excess of a billion dollars by the non-consolidated sponsored Galaxy Digital Crypto Vol Fund (the “CPO”), starting in the second quarter of 2024, and the acquisition of CMF in July 2024 contributed to the increased Blockchain rewards from customers earned in the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. Blockchain rewards decreased in the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 due to decreased network activity, specifically on the SOL network. The net portion of the blockchain rewards retained by Galaxy earned on third party digital assets bonded to Galaxy validator nodes, including the CPO, was between 5% and 10% as of June 30, 2025. Blockchain rewards from customers generated by the Digital Assets segment on Treasury and Corporate digital assets are eliminated on consolidation within the Treasury and Corporate segment. Blockchain rewards earned from non-customers are primarily generated from participation in various decentralized finance protocols. The yield generated from these activities are primarily driven by the value of the underlying digital asset at the time of receipt and the various incentives provided by the protocols to participants.
Proprietary mining was $0.9 million and $12.2 million, a decrease of $15.4 million and $24.3 million, or (94)% and (67)%, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The decrease for the three and six months ended June 30, 2025 was attributable to the elimination of proprietary mining at the

Helios site at the end of the first quarter of 2025 and to lower hash price that resulted from the halving of the bitcoin network in April 2024. Mining activities are reflected within the Treasury and Corporate segment.
Lending was $32.2 million and $59.6 million, an increase of $16.2 million and $26.9 million, or 101% and 82%, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. This increase was primarily attributable to the increased size of the loan book. The average loan book size for the three and six months ended June 30, 2025 was $1.1 billion and $991.3 million compared to $536.6 million and $515.1 million for the three and six months ended June 30, 2024. Counterparty loan originations were $627.6 million and $1.7 billion for the three and six months ended June 30, 2025 compared to $403.3 million and $571.7 million for the three and six months ended June 30, 2024. External lending revenue is reflected within the Digital Assets segment.
Gains / (losses) from operations

	Three Months Ended June 30,					Six Months Ended June 30,
(in millions)	2025	2024	Change	% Change		2025	2024	Change	% Change
Net gain / (loss) on digital assets	$134.9	$(22.0)	$156.9	713.2%	—	$116.7	$324.4	$(207.7)	(64.0)%
Net gain / (loss) on investments	195.4	(101.5)	$296.9	292.5%	—	62.2	(38.5)	$100.7	261.6%
Net gain / (loss) on derivatives trading	64.8	105.3	$(40.6)	(38.6)%	—	95.8	189.0	$(93.1)	(49.3)%
Net gain / (loss) from operations	$395.1	$(18.2)	$413.3	2271%		$274.7	$474.9	$(200.2)	(42)%
Net gain / (loss) on digital assets was $134.9 million and $116.7 million for the three and six months ended June 30, 2025, compared to a Net gain / (loss) on digital assets of $(22.0) million and $324.4 million for the three and six months ended June 30, 2024. The net gain on digital assets during the six months ended June 30, 2025 was driven by net gains of approximately $140.1 million on bitcoin including associated DeFi assets and net gains of approximately $39.6 million on HYPE, offset by net losses of approximately $37.0 million on certain restricted digital assets including TIA and SPEC, net losses of $22.4 million on digital assets receivable, and net losses of $7.3 million on ether including associated DeFi assets. The Company incurred a Net loss on digital assets in the first quarter of 2025 driven by net losses on ether and bitcoin of approximately $25 million. The net gain on digital assets during the three months ended June 30, 2025 was primarily driven by net gain on HYPE of $43.6 million, ether including associated DeFi assets of $54.2 million, and BTC including associated DeFi assets of $38.3 million. Galaxy transacts significantly in and holds net long positions predominantly in bitcoin, which increased in value by 30% and 15%, respectively, in the three and six months ended June 30, 2025, and in ether, which increased in value by 36% in the three months ended June 30, 2025, but decreased 25% in the six months ended June 30, 2025. The net gain or loss on digital assets not measured at fair value depends on the difference in value of the underlying digital asset between the time of recognition and derecognition. Net loss on digital financial assets in the three and six months ended June 30, 2025 was driven by decreased valuations for digital assets from Galaxy’s net borrowed positions in these assets, which include certain tokenized financial instruments. Net gain / (loss) on digital assets is reflected in both the Digital Assets and Treasury and Corporate segments depending on the underlying activity.
The primary drivers for the net gains and losses on digital assets were as follows:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Net gain/(loss) on digital intangible assets measured at fair value	$(35.5)	$(136.5)	$101.1	74.1%	$(152.0)	$137.4	$(289.4)	(210.6)%
Net gain/(loss) on digital intangible assets not measured at fair value (1)	189.2	114.5	74.7	65.2%	269.7	186.6	83.1	44.5%
Net gain/(loss) on digital financial assets measured at fair value(2)	(18.8)	—	(18.8)	n/m	(1.0)	0.4	(1.4)	(350.0)%
Net gain/(loss) on digital assets	$134.9	$(22.0)	$156.9	713.2%	$116.7	$324.4	$(207.7)	(64.0)%
_______________
(1)Includes gain on derecognition of impaired digital assets.
(2)Includes gains and losses on tokenized financial assets such as U.S. Treasuries as well as tokenized variable debt tokens.

Net gain on investments was $195.4 million and $62.2 million for the three and six months ended June 30, 2025, respectively, compared to a Net loss on investments of $101.5 million and $38.5 million for the three and six months ended June 30, 2024, respectively. The net gain for the three months ended June 30, 2025 was primarily attributable to net unrealized gains on bitcoin ETFs, Ripple Labs, Inc. and Mt. Gox Investment Fund LP as well as realized gains on bitcoin ETFs, FTX bankruptcy claim residuals, and the sponsored Galaxy Digital Crypto Vol Fund. The net gain for the six months ended June 30, 2025 was primarily attributable to unrealized gains on Ripple Labs, Inc., the Galaxy sponsored investment funds, and Candy Digital as well as realized gains on bitcoin ETFs, Xapo and the sponsored Galaxy Digital Crypto Vol Fund. The net loss for the three months ended June 30, 2024 was primarily attributable to unrealized losses on the Company’s investments in bitcoin ETFs, Mt. Gox Investment Fund LP, the sponsored Galaxy Digital Crypto Vol Fund LLC and the Company’s seed investment in its actively managed sponsored fund Galaxy Liquid Crypto Fund, LP, partially offset by unrealized gains on short positions. The net loss for the six months ended June 30, 2024 was primarily attributable to realized losses on short positions offset by realized gains on the FTX Bankruptcy claims and unrealized gains on bitcoin ETFs, and Mt. Gox Investment Fund LP. Net gains and losses on proprietary investments are reflected in the Treasury and Corporate segment.
Net gain on derivatives trading was $64.8 million and $95.8 million, a decrease of $40.6 million and $93.1 million, or (39)% and (49)%, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. Derivatives trading gains include proprietary trading and hedging activities. The decrease for the three months ended June 30, 2025 was primarily attributable to a $47.1 million decrease of realized and unrealized gains on settled and unsettled digital asset derivatives, partially offset by an increase of $17.0 million in realized and unrealized gains on settled and unsettled foreign currency derivatives. The decrease for the six months ended June 30, 2025 was primarily attributable to a $168.3 million decrease of realized gains on settled digital asset derivatives, partially offset by an increase of $63.3 million of unrealized gains on unsettled digital asset derivatives and $27.3 million in realized gains on settled interest rate derivatives. Net gain / (loss) on derivatives is reflected in both the Digital Assets and Treasury and Corporate segments dependent on the underlying activity.
Net derivative gain represents gains / (losses) from settled derivative trades and gains / (losses) on open derivatives. It was driven by the following free-standing derivatives:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in thousands)	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading
Digital assets(1)	$30,250	$26,486	$56,736	$83,138	$(23,512)	$59,626
Foreign currencies	(2,182)	19,855	17,673	1,737	22,635	24,372
Interest rates	(178)	1,683	1,505	(672)	3,703	3,031
Equity securities	(2,956)	(11,065)	(14,021)	(4,364)	10,048	5,684
Commodities	629	2,240	2,869	134	2,975	3,109
Total	$25,563	$39,199	$64,762	$79,973	$15,849	$95,822
________________
(1)Galaxy actively hedged its exposure to restricted digital assets and digital asset receivables, which contributed $54.6 million and $64.4 million to Net derivative gain in the three and six months ended June 30, 2025, respectively.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading
Digital assets(1)	$69,381	$34,405	$103,786	$19,844	$144,822	$164,666
Foreign currencies	2,570	(1,917)	$653	7,734	(4,690)	3,044
Interest rates	838	(1,596)	$(758)	(3,618)	(2,424)	(6,042)
Equity securities	(9,963)	3,516	$(6,447)	(16,011)	33,701	17,690
Commodities	(849)	8,937	$8,088	(1,265)	10,869	9,604
Other	—	—	—	—	—	—
Total	$61,977	$43,345	$105,322	$6,684	$182,278	$188,962
_______________
(1)Galaxy actively hedged its exposure to restricted digital assets and digital asset receivables, which contributed $34.7 million and $21.3 million to Net derivative gain in the three and six months ended June 30, 2024, respectively.

Operating expenses
Transaction expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Digital assets sales costs	$8,546.8	$8,769.4	$(222.7)	(3)%	$21,385.9	$18,017.4	$3,368.5	19%
Blockchain reward distributions	33.4	29.8	$3.6	12%	89.8	30.2	59.6	197%
Borrowing costs	41.7	18.8	$22.9	122%	75.5	36.7	38.9	106%
Mining costs	0.7	10.5	$(9.7)	(92)%	6.3	25.7	(19.4)	(75)%
Other transaction expenses	7.3	6.3	$1.0	16%	19.4	12.9	$6.5	50%
Transaction expenses	$8,629.9	$8,834.8	$(204.9)	(2)%	$21,576.9	$18,122.9	$3,454.1	19%
Digital assets sales costs were $8.6 billion and $21.4 billion, a decrease of $0.2 billion and an increase of $3.4 billion, or (3)% and 19%, respectively, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. This was primarily driven by lower trade volumes offset by higher digital asset prices. Digital assets sales costs must be analyzed in conjunction with Impairment of digital assets. As a percentage of Digital assets sales, Digital assets sales costs and Impairment of digital assets collectively were approximately 100% for the three and six months ended June 30, 2025 and 2024. Digital assets sales cost associated with external customer facing trades are reflected in the Digital Assets segment.
Blockchain reward distributions were $33.4 million and $89.8 million, an increase of $3.6 million and $59.6 million, or 12% and 197%, respectively, for the three and six months ended June 30, 2025 compared to $29.8 million and $30.2 million for the three and six months ended June 30, 2024, respectively. Galaxy launched validators in 2023 (reflected within the Digital Assets segment) to which third party and proprietary digital assets may be bonded on PoS networks to generate blockchain rewards. Blockchain reward distributions represent the staking rewards earned on third party assets staked on Galaxy validators which are passed on to the third parties, net of the fees which Galaxy charges. The delegation of restricted SOL, acquired from the FTX bankruptcy estate with an initial value in excess of a billion dollars by the non-consolidated sponsored CPO, starting in the second quarter of 2024, and the acquisition of CMF in July 2024 contributed to the increased Blockchain rewards and associated Blockchain reward distributions earned in the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. Blockchain rewards and associated Blockchain reward distributions decreased in the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 due to decreased network activity, specifically on the SOL network. The net portion of the blockchain rewards retained by Galaxy earned on third party digital assets bonded to Galaxy validator nodes, including the CPO, was between 5% and 10% as of June 30, 2025. Blockchain reward distributions generated by the Digital Assets segment on Treasury and Corporate digital assets are eliminated on consolidation within the Treasury and Corporate segment.

Borrowing costs were $41.7 million and $75.5 million, an increase of $22.9 million and $38.9 million, or 122% and 106%, respectively, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily due to higher average borrowing volumes supporting increased operational activity.
Mining costs were $0.7 million and $6.3 million, a decrease of $9.7 million and $19.4 million, or (92)% and (75)%, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The decrease is attributable to the termination of mining hosting contracts during the first quarter of 2025 and the elimination of proprietary mining at the Helios site at the end of the first quarter of 2025 in anticipation of the data center conversion. Power costs make up the majority of mining business expense. Galaxy had hashrate under management (“HUM”) attributable to its remaining bitcoin mining machines of 0.2 exahash as of June 30, 2025 compared to HUM of 5.6 exahash as of June 30, 2024. Mining activities are reflected within the Treasury and Corporate segment.
Other transaction expenses were $7.3 million and $19.4 million, an increase of $1.0 million and $6.5 million, or 16% and 50%, for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024. Other transaction expenses include exchange, custodial and trading fees.
Impairment of digital assets was $127.5 million and $239.9 million, an increase of $70.5 million and $157.4 million, or 124% and 191%, respectively, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. This increase was primarily attributable to the mix of digital intangible assets with which the

Company transacted; specifically higher exposure to digital assets which convey enforceable rights to Galaxy over the underlying assets, such as digital assets from many decentralized finance protocols and wrapped tokens, during the three and six months ended June 30, 2025, as compared to the same period last year, resulted in higher impairment as the associated assets typically do not qualify for fair value treatment under ASU 2023-08. Impairment of digital assets includes expense associated with digital intangible assets held at lower of cost or market that were sold during the period and those digital intangible assets still held by Galaxy at the end of the period. Impairment of digital assets is reflected in both the Digital Assets and Treasury and Corporate segments depending on the ownership of the underlying assets.
Compensation and benefits were $65.0 million and $121.9 million, an increase of $3.7 million and a decrease of $0.4 million, or 6% and 0%, respectively, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The increase for the three months ended June 30, 2025 was due to an increase in headcount and an increase of the cash settled share based deferred bonus awards liability due to an increase in Galaxy’s share price.
General and administrative expenses were $19.2 million and $105.8 million, a decrease of $3.0 million and an increase $63.9 million, or (13)% and 152%, respectively, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The decrease for three months ended June 30, 2025 was primarily driven by a decrease in depreciation and amortization taken on mining equipment. The increase for the six months ended June 30, 2025 was primarily driven by loss on disposal and impairment of mining equipment of $57.0 million incurred during the first quarter of 2025. Depreciation and amortization of $7.5 million and $20.1 million was included in General and administrative expenses for the three and six months ended June 30, 2025, which decreased by $3.5 million and $0.4 million compared to $11.0 million and $20.5 million for the three and six months ended June 30, 2024,.
Net Income/(Loss)
Galaxy generated Net income of $30.7 million and Net loss $264.7 million for the three and six months ended June 30, 2025, respectively, compared to Net loss of $125.6 million and Net income $262.5 for the three and six months ended June 30, 2024, respectively. The primary drivers of Net income for the three months ended June 30, 2025 were net income on our investment and digital assets portfolios partially offset by operating expenses and the fluctuation of the value of the embedded derivative on the Exchangeable Notes (which ceased to exist upon the May 13th reorganization). The primary drivers of Net loss for the six months ended June 30, 2025 were impairment of our mining equipment in the first quarter and operating expenses. Galaxy transacts significantly in bitcoin which increased 30% and 15% in value during the three and six months ended June 30, 2025 respectively, and ether which increased 36% and decreased (25)% in value during the three and six months ended June 30, 2025, respectively. Net losses on our investments and operating expenses were the drivers of Net loss during the three months ended June 30, 2024. Net trading gains and gains on our net long digital assets position were the drivers of Net income during the six months ended June 30, 2024.
The following table represents select financial data and a discussion of significant changes for the past eight quarters:

(in millions)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Net gain / (loss) on digital assets	$134.9	$(18.2)	$198.2	$112.0	$(22.0)	346.4	$281.2	(17.0)
Net gain / (loss) on investments	$195.4	$(133.2)	$284.0	$13.3	$(101.5)	63.0	$37.6	(3.0)

Quarter over quarter fluctuation
Bitcoin	30%	(12)%	48%	1%	(12)%	69%	57%	(12)%
Ether	36%	(45)%	28%	(24)%	(6)%	60%	37%	(14)%
Cryptocurrency market capitalization	24%	(18)%	51%	(4)%	(14)%	64%	53%	(9)%

Bitcoin price(1)	$107,144	$82,549	$93,429	$63,329	$62,678	$71,334	$42,265	$26,967
Ether price(1)	$2,486	$1,823	$3,333	$2,603	$3,433	$3,648	$2,281	$1,671
Cryptocurrency market capitalization(2)	$3,429,992	$2,766,428	$3,393,595	$2,250,803	$2,332,883	$2,702,110	$1,647,895	$1,079,475
(1)Represents coinmarketcap.com quoted price as of 23:59 UTC for bitcoin and ether.

(2)Represents market capitalization data from coinmarketcap.com through September 30, 2024 and from coingecko.com starting with the period ended December 31, 2024.
Net gain / (loss) on digital asset and investments have historically been correlated with fluctuations in the prices of bitcoin and ether as demonstrated in the table above. As Galaxy’s operating businesses in the Digital Assets and Data Center segments mature, digital asset prices are anticipated to have a proportionally less significant impact on Net income in the future.
Components of Financial Position
The following represents selected financial data and a discussion of significant changes.

	As of
(in millions)	June 30, 2025	December 31, 2024	Change	% Change
Digital intangible assets(1)	$3,189.1	$2,568.6	$620.5	24%
Digital financial assets	369.6	359.7	$9.9	3%
Digital assets loans receivable	$894.9	579.5	$315.4	54%
Assets posted as collateral — digital assets	$720.5	$278.5	$442.0	159%
Digital assets receivable(1)	$6.1	$60.7	$(54.6)	(90)%
Digital assets subtotal	5,180.2	3,847.0	$1,333.2	35%

Digital assets borrowed(1)	$2,844.9	1,497.6	$1,347.3	90%
Collateral payable — digital assets	$1,843.6	$1,324.7	$518.9	39%
Digital asset liabilities subtotal	4,688.5	2,822.3	$1,866.2	66%

Investments(1)	$1,611.9	$1,643.5	$(31.6)	(2)%
Property and equipment	596.1	237.0	$359.1	152%

Total assets	9,086.0	7,119.9	$1,966.1	28%
Total liabilities	6,461.7	4,925.5	$1,536.2	31%
(1) Includes current and non-current portion.
As of June 30, 2025, our digital asset balances were $5.2 billion, an increase of $1.3 billion from December 31, 2024. This increase was driven by a significant increase in Digital assets borrowed to support increased operations, as well as, an increase in digital asset prices. These same drivers also drove the increase of $1.9 billion in our digital assets liabilities balances which totaled $4.7 billion as of June 30, 2025. The Company’s largest digital asset holding as of both June 30, 2025 and December 31, 2024 was bitcoin. Over the same period, the price of bitcoin increased 15%.
Investments decreased $31.6 million during the six months to $1.6 billion as of June 30, 2025. This decrease was primarily due to the exit of Xapo Holdings Limited investment after receipt of the final distribution, partial distributions received from the sponsored Galaxy Digital Crypto Vol Fund LLC, and unrealized losses of $32.7 million on investments still held at June 30, 2025. As of June 30, 2025 and December 31, 2024, Galaxy’s largest investments were bitcoin and ether spot ETF investments of $613.4 million and $669.2 million and limited partner interests in Galaxy sponsored funds totaling $352.9 million and $398.4 million, respectively. Only one other investment, Ripple, represented greater than 5% of the total Investments value as of June 30, 2025. Galaxy held a $97.3 million investment in Ripple as of June 30, 2025. As of December 31, 2024, no other remaining investment exceeded 5% of the total Investments balance.
Property and equipment increased $359.1 million during the six months to $596.1 million as of June 30, 2025. The increase was primarily due to investment in AI/HPC infrastructure to build out our data center hosting facility at Helios in West Texas partially offset by a $49.2 million impairment of mining equipment and $9.3 million of disposals of mining equipment net carrying value associated with the data center conversion of our Helios campus. We capitalize costs, including direct labor and materials, associated with the development and construction of our AI/HPC data center infrastructure while the assets are being prepared for their intended use.

Total assets increased by $1,966.1 million during the six months to $9.1 billion as of June 30, 2025 primarily due to the $359.1 million increase in Property and equipment and $1,333.2 million increase in digital assets balances described above.
Total liabilities increased by $1.5 billion during the six months to $6.5 billion as of June 30, 2025 primarily due to the $1.3 billion increase in digital assets borrowed described above.
Liquidity and Capital Resources
We held $691.3 million in cash and cash equivalents as of June 30, 2025, an increase of $229.2 million, or 49.6%, as compared to December 31, 2024. The following table provides a breakdown of the Company’s cash and cash equivalents balances by location:

(in millions)	June 30, 2025	December 31, 2024
Digital asset trading platforms	26.8	64.7
Other financial institutions(1)	664.5	397.4
Total	$691.3	$462.1
__________________
(1)Includes banks, other trading platforms, and broker-dealers
Working capital (current assets less current liabilities) was $1.9 billion and Total equity was $2.6 billion as of June 30, 2025, compared to working capital of $2.0 billion and Total equity of $2.2 billion as of December 31, 2024. As of June 30, 2025 and December 31, 2024, we held total gross digital assets with a carrying value of $3.6 billion and $2.9 billion, respectively.
In June 2025, the Company and certain selling stockholders sold 35,980,967 shares of Class A common stock in an underwritten public offering, of which 26,400,00 shares were offered by the Company and the remaining sold by the selling stockholders (including pursuant to the underwriter's option to purchase additional shares), at an offering price of $19.00 per share. Proceeds to the Company from the offering were approximately $477.8 million after deducting underwriting discounts and offering costs. We are utilizing the proceeds from this offering to finance the continued expansion of our AI/HPC infrastructure at the Helios data center campus and general corporate purposes.
In November 2024, Galaxy issued $402.5 million of 2.500% Exchangeable Senior Notes due 2029. From time to time and subject to the terms of the indenture governing the 2029 Exchangeable Notes, the 2029 Exchangeable Notes are exchangeable for shares of Class A common stock. We are utilizing the net proceeds from the offering to support the build-out of high-performance computing infrastructure at our Helios data center in West Texas and for general corporate purposes. See Note 18 of the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the 2029 Exchangeable Notes.
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

The $430 million increase in Total equity during the six months ended June 30, 2025 was primarily due to our public offering of shares and the impact of the Reorganization Transactions partially offset by Net loss of $265 million.

(in thousands)	June 30, 2025	December 31, 2024
Total assets	$9,085,951	$7,119,855
Total liabilities	$6,461,733	$4,925,503
Total equity	2,624,218	2,194,352
As of June 30, 2025 and through the date of this filing, we have not experienced any difficulties meeting counterparty requests to return loans or collateral.
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
Refer to Note 17 of Galaxy’s consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on commitments and contingencies and Note 15 of Galaxy’s consolidated financial statements for further information on the Company’s lease obligations. A table summarizing our contractual obligations is included in “Contractual Obligations” below. As of June 30, 2025 and December 31, 2024, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial position.
Cash Flows

	For the Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net cash provided by (used in) operating activities	329,289	221,270
Net cash provided by (used in) investing activities	(342,577)	(401,590)
Net cash provided by (used in) financing activities	242,516	177,743
Six Months Ended June 30, 2025
Cash and cash equivalents for the six months ended June 30, 2025 increased from $462.1 million to $691.3 million. The Company utilized $342.6 million for its investing activities, which was primarily due to purchases of investments of $1,285.5 million and purchases of property, equipment and intangible assets of $396.5 million partially offset by proceeds and distributions from investments of $1,389.1 million. Net cash used in financing activities was $242.5 million primarily due to $477.0 million, net of costs, from share issuances partially offset by $160.1 million net cash used for margin loans payable. Operating activities provided an additional $329.3 million.
Six Months Ended June 30, 2024
Cash and cash equivalents during the six months ended June 30, 2024 increased from $316.6 million to $314.0 million. The Company used $401.6 million for its investing activities, which was primarily due to purchases of investments of $2.6 billion partially offset by proceeds and distributions from investments of $2.2 billion. Net cash provided by financing activities was $177.7 million primarily due to $122.2 million, net of costs, from share issuances and $227.8 million of proceeds from loans payable partially offset by $109.5 million repayment of loans payable. Operating activities used an additional $221.3 million.

Contractual Obligations
The following table presents a summary of our contractual obligations as of June 30, 2025:

(in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Loans and collateral payable(1)	$5,062,596	$5,054,032	$8,564	$—	$—
Lease obligations	$10,560	$2,159	$5,400	$3,001	$—
Notes payable	$848,930	$1,430	$445,000	$402,500
Data center	$478,288	$478,288	$—
Legal settlement	$160,000	$40,000	$120,000	$—	$—
Other obligations(2)	$149,432	$4,430	$145,002	$—	$—
Total Contractual Obligations	$6,709,806	$5,580,339	$723,966	$405,501	$—
__________________
(1)Includes fiat and digital asset payables. Loans and collateral with terms of less than one year and those without a prespecified maturity date are included in the Less than 1 year category. However, these balances are generally extended and rolled into new loans and/or collateral.
(2)Includes obligations to fund capital commitments to seven portfolio companies. Excludes other liabilities related to goods and services required in the ordinary course of business.

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
Management’s estimate of the effect of digital asset price risk due to a +/- 20% change in the market prices of digital assets, with all other variables held constant, was +/- $254.8 million and $305.2 million as of June 30, 2025 and December 31, 2024, respectively.
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
Management’s estimate of the effect of equity price risk on investments due to a +/- 20% change in the market prices of our investments and investments sold short, with all other variables held constant, was +/- $305.1 million and $327.4 million as of June 30, 2025 and December 31, 2024, respectively.

Credit and Counterparty Risk
Our cash and cash equivalents, digital assets, derivatives, receivables (including digital assets receivables) and loans receivable (including digital asset loans receivable) are exposed to credit and counterparty risk. There are two main activities or processes in which we participate which give rise to credit and counterparty risk: lending and posting risk margin with trading platforms.
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
Below is a list of digital asset trading platforms, including their location and type of collateral posted, where Galaxy posted more than a de minimis amount of risk margin as of June 30, 2025:

Entity	Entity Type	Entity Domicile	Collateral Type
Coinbase	Digital asset trading platform	United States	Digital assets
Binance	Digital asset trading platform	Malta	Digital assets
Deribit	Digital asset trading platform	Panama	Digital assets
Bullish	Digital asset trading platform	Cayman Islands	Digital assets
As of June 30, 2025, the total amount of digital assets on the digital asset trading platforms listed above was $192 million, of which $135 million was held at Coinbase, $27 million was held at Binance, $17 million was held at Deribit, and $13 million was held at Bullish.
In addition to the above, Galaxy maintained past relationships with Bakkt, Bitfinex, Bitmex, Bitstamp, Blockchain (PITX), Bybit, Huobi, Kraken, LMAX, OKX and Wootrade, all of which are digital asset trading platforms. Galaxy may re-engage with the foregoing digital asset trading platforms or other trading platforms at some point in the future. Galaxy also, in the regular course of business, posts margin at financial institutions and other trading platforms outside of digital asset trading platforms.
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
We limit our credit risk by placing our cash and digital assets with financial institutions and trading platforms on which we have performed internal due diligence procedures. Our due diligence procedures around trading platforms include, but are not limited to, internal control procedures around on-boarding new platforms which includes review of their anti-money laundering (“AML”) and know-your-client (“KYC”) policies by our Chief Compliance Officer (centralized platform specific); obtaining a security report by an independent third-party, if available; regular review of market information specifically regarding the trading platforms’ security and solvency risk, including reviewing wallets that interact with decentralized platforms (decentralized platform specific); setting balance limits for each platform account based on risk exposure thresholds and preparing daily asset management reports to ensure limits are being followed; and having a fail-over plan to move cash and digital assets held on a platform in instances where risk exposure significantly changes.
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
Luna matters: On March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve civil claims related to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. As of June 30, 2025 and December 31, 2024, the Company had accrued a legal provision of $148 million and $182 million, respectively. The accrued amounts include the impact of discounting the estimated cash flows at a rate of approximately 4.3%. The undiscounted settlement was $200 million and payable between 2025 and 2028, with a payment of $40 million in each of 2025 and 2026, and a payment of $60 million in each of 2027 and 2028. Under the terms of the settlement, Galaxy also agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
In December 2022, a proposed class action was filed in the Ontario Superior Court of Justice against GDH Ltd., our Chief Executive Officer and our former Chief Financial Officer asserting various claims including alleged misrepresentations relating to our public disclosure regarding investments and trading in the LUNA digital asset. The class action purports to be brought on behalf of a proposed class of persons and entities who acquired our securities on the secondary market from May 17, 2021 to and including May 6, 2022. The class action seeks unspecified damages and various declaratory relief, including leave to proceed with the right of action for misrepresentation under statutory securities provisions. These proceedings are still in early stages and have not been certified to proceed as a class action. The plaintiff’s motion for leave and certification is scheduled to be heard in April 2026. Based on the stage of the case, the outcome remains uncertain, and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

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

Summary Risk Factors

Below is a summary of the principal factors that make an investment in our Class A common stock risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized here, and other risks that we face, can be found following this summary and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q, before making investment decisions regarding our Class A common stock:
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
•GDI’s principal asset is its direct ownership interest in GDH LP. GDI is accordingly dependent upon distributions from GDH LP to pay dividends, if any, and taxes, make payments under the Tax Receivables Agreement and pay other expenses.
•We are controlled by our Founder, whose interests may be different from those of stockholders and may prevent new investors from influencing significant corporate decisions, including mergers, consolidations, or the sale of us or all or substantially all of our assets.
•The market price and trading volume of our Class A common stock may be volatile, which may affect the value of an investment in our Class A common stock and could subject us to litigation.
•Substantial future sales of shares of our Class A common stock in the public market could cause the market price of our Class A common stock to fall.
•We are evaluating the feasibility of tokenizing our Class A common stock, which could introduce risks and uncertainties that adversely affect the market for, and the trading price of, our Class A common stock, among other potential consequences.
•We face challenges, increased costs and administrative responsibilities as a newly listed U.S. company, and management devotes substantial time to related compliance initiatives.
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

Furthermore, our business lines are nascent, unproven and subject to material legal, regulatory, operational, reputational, tax and other risks in every jurisdiction and are not assured to be profitable. We may fail to be able to implement our investment or trading strategies, achieve our investment objectives, effectively operate our digital asset mining sites, develop our business lines or produce a return for our investors. We have chosen to pursue a number of different businesses in this evolving industry. It is possible that some of these businesses may be difficult to enter and/or it may become evident that a particular business is not a productive use of capital or time. In particular it is possible that existing laws and regulations (as interpreted going forward), and newly-enacted laws and regulations that have not yet become effective or been proposed, could make it impractical or impossible for us to enter into new business lines and may require us to stop engaging in certain business activities that we already perform that may currently be profitable. These difficulties and legal restrictions could lead us to modify our businesses and focus. In particular, we may become involved in investments and projects that are not directly related to the digital asset or blockchain industry. These projects are likely to relate to industries and clients that we believe will benefit in the future from blockchain technology and our experience and network in the digital assets industry.
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
•the timing and amount of noncash expenses, such as stock-based compensation and asset impairment;
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
Any declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets generally may adversely affect our operating results. We have significant investments in digital assets. As of June 30, 2025, we held digital intangible assets of $3.2 billion, digital financial assets of $369.6 million, and bitcoin and ether spot ETF investments of $613.4 million. Changes in the value of digital assets will generally have a significant impact on our results. Our operating results will be impacted by the revenues and profits we generate from the purchase, sale, and trading of digital assets and financial contracts linked to digital assets. The price of digital assets and associated demand for buying, selling, and trading of digital assets have historically been subject to significant volatility. For instance, in 2017 and 2021, the value of certain digital assets, including bitcoin, experienced steep increases in value, followed by steep declines in 2018 and 2022. After recovering from the 2018 decline and reaching record highs in December 2021, the value of the total crypto market cap declined by approximately 64% in the twelve months ended December 31, 2022. The collapse of several companies in the digital asset industry such as Celsius, Voyager and FTX impacted digital assets prices in 2022 and the majority of 2023. We believe that the approval and launch of spot-based Bitcoin ETFs in the U.S. in the first quarter of 2024 and the election of President Donald Trump in the fourth quarter of 2024 drove up the crypto market cap again in 2024, but the crypto market generally declined in the first quarter of 2025 before increasing again in the second quarter of 2025. The price and trading volume of any digital asset is subject to significant uncertainty and volatility, and may significantly decline in the future, without recovery. Such uncertainty and volatility depend on a number of factors, including:

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

Whether a digital asset is a security or offers and sales of a digital asset are securities transactions under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act, the Investment Advisors Act and the Investment Company Act (collectively, “federal securities laws”). Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve, though the SEC has not further addressed this theory in its ongoing litigation.

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

The SEC’s positions on the federal securities law status of particular digital assets are closely watched and can have dramatic effects, whether or not the SEC’s positions prevail in federal court. For example, in 2020 the SEC filed a complaint against the promoters of XRP alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the weeks following the filing of the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a “security,” certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test and therefore securities. The District Court entered a final judgment in the case on August 7, 2024. On January 15, 2025, the SEC filed an appeal against the judgment with the United States Court of Appeals for the Second Circuit (the “Second Circuit”). In late March 2025, senior executives of the promoters of XRP announced on social media platforms that the SEC has agreed to drop its appeal without conditions in connection with its settlement agreement with the SEC, which is subject to finalization. On April 10, 2025, the promoters of XRP and the SEC filed a joint motion to pause the judicial proceedings. On April 16, 2025, the Second Circuit granted the joint motion and ordered the SEC to file a status report within 60 days. On May 8, 2025 the promoters of XRP and the SEC entered into a settlement agreement, which provided that, among other things, the parties would jointly request the district court to issue an indicative ruling as to whether it would dissolve the August 7, 2024 injunction and order the escrow account to be released, with $50 million ultimately being paid by the promoters of XRP as a civil penalty to the SEC.

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

In June 2023, the SEC brought an action against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”) alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it planned to delist its USD trading pairs. In November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. In February 2025, March 2025 and May 2025, respectively, each of Coinbase, Kraken and Binance entered into a court-approved joint stipulation with the SEC to dismiss each of the SEC’s lawsuits with prejudice. Several other digital assets market participants have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. The effect of these lawsuits on the broader digital asset ecosystem and the reputation impact on industry participants, remain uncertain. As part of our trading business, we have in the past and in some cases continue to provide clients and counterparties access to certain digital assets that the SEC in these complaints has alleged to be securities, or the subject of securities transactions. We carefully consider the implications of these allegations as well as other developments relating to the digital assets to which we may provide clients and counterparties access.

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

In addition to the potential for adverse consequences to our business, financial condition and results of operations described under “—A determination that a digital asset is a “security,” or that an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock,” the classification of a digital asset as a security under the federal securities laws has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, clearing and holding of such assets. In 2023, the SEC brought the Coinbase Complaint, the Binance Complaint and the Kraken Complaint, alleging that a number of digital assets are securities and that, as a result, each had failed to register with the SEC in a number of capacities as required under the federal securities laws. Although as noted above, the litigation against Binance, Coinbase, and Kraken has been dismissed, in the days following the complaints, one of the digital asset trading platform’s publicly traded stock price fell by 10%. Although we take these implications into account for those digital assets that we treat as securities for federal securities law purposes, for a digital asset that we previously treated as not being a security for federal securities law purposes, these implications could include the following, any of which could have adverse consequences to our business, financial condition and results of operations as well as the market price of our Class A common stock:

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
If the SEC or other party alleges that our non-custodial staking services involve unregistered offers and sales of securities or unregistered securities broker-dealer activity in violation of the Securities Act or the Exchange Act and the courts agree, we may be required to cease our non-custodial staking activities and may be subject to monetary and other penalties or other liabilities.

In several enforcement actions filed by the SEC under the prior administration in federal courts in New York, California, and Washington D.C., the SEC alleged that certain companies have offered staking services to retail customers for various digital assets as unregistered securities or acted as unregistered securities broker-dealers in facilitating offers or sales of third-party staking services in violation of the registration provisions of the Securities Act or the Exchange Act. For example, in 2023 the SEC charged Kraken, Coinbase and Binance with offering and selling digital asset staking-as-a-service programs to retail customers as unregistered investment contract schemes in violation of the Securities Act. In June 2024, the SEC charged Consensys Software Inc. with acting as an underwriter of unregistered securities in violation of the Securities Act and as an unregistered broker in violation of the Exchange Act by marketing the Lido and Rocket Pool third-party liquid staking-as-a-service programs to retail customers through Consensys’ “Metamask Staking” platform. As noted above, the litigation against Binance, Coinbase, and Kraken has been dismissed, as has the litigation against Consensys. More recently, the staff of the SEC Division of Corporation Finance released a statement taking the view that “protocol staking” activities described therein do not involve the offer or sale of a security (the “Staff staking statement”). While we believe our non-custodial staking services are within the activities described in the Staff staking statement, the Staff staking statement is not a rule or other statement of the SEC and is not binding on any party—including the SEC or a court.
For many of the reasons similar to those discussed in the Staff staking statement, we believe that our non-custodial staking businesses do not offer or sell any “securities” subject to the securities laws or SEC regulations. We further believe that, even if they could be alleged to involve securities, our staking activities would in any event qualify for exemptions from Securities Act or Exchange Act requirements. For example, we believe our provision of non-custodial staking validator node infrastructure to accredited investors through privately arranged transactions and our operation of back-end validator node support to third-party staking operations such as Lido do not fall within the purview of the securities laws or SEC regulations, and that even if they did, they would qualify for one or more exemptions from those laws or regulations. However, we do not know if the SEC or a court would ultimately agree with our interpretation of those laws or regulations. If the SEC or a private litigant were to prevail on claims that our non-custodial staking businesses violate the Securities Act or Exchange Act or similar state laws, we may be subject to monetary penalties, liabilities, reputational harm, and may be required to cease offering these services.
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
In particular, we are highly dependent on the services of Michael Novogratz, our Founder, CEO and, through his direct and indirect ownership, the largest beneficial owner of our common stock, for conducting our businesses, implementing investment and trading strategies and establishing and maintaining relationships with key business counterparties. If the services of our Founder were to become unavailable for any reason including a voluntary decision by our Founder to no longer continue with the business, it would have a material adverse effect on our business and investment decisions, financial results and returns to our stockholders.
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
We believe our primary source of competition to date has been from companies, in particular those located outside the U.S., who are either subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions or have interpreted the regulatory requirements to which they are subject in a manner that is different from our interpretation. Some of such companies’ business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, whilst also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions.
To date, encouraged by limited but growing enforcement by U.S. and foreign regulators, many of these competitors have been able to operate from offshore while offering large numbers of products and services to consumers, including in the U.S., Europe, and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and seemingly without penalty. Due to our regulated status in several jurisdictions and our commitment to legal and regulatory compliance, we have not been able to offer many popular products and services, including products and services that our unregulated or less regulated competitors are able to offer to a group that includes many of our customers, which may adversely impact our business, financial condition, and results of operations.
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
We do not insure the digital assets that we hold. While our third-party custodians have indicated to us that they maintain insurance coverage that is intended to cover losses of the digital assets they custody on behalf of their clients to some extent, there can be no assurance that the loss of any digital asset is at all or fully insured against, and we may have limited rights of legal recourse in the event of loss caused by a third party. Consequently, a loss may be suffered with respect to our digital assets that is not covered by insurance and for which no person is liable for damages. For example, in 2021 there were reports claiming that over 70% of bitcoin trading volume on digital asset trading platforms was falsified or non-economic in nature, with specific focus on unregulated digital asset trading platforms located outside of the United States. Such reports may indicate that the bitcoin exchange market is significantly smaller than expected and that the United States makes up a significantly larger percentage of such market than is commonly understood. Nonetheless, any actual or perceived false trading in digital asset trading platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of such assets. Further, a number of digital asset trading platforms, including certain digital asset trading platforms with which we engage, do not obtain or perform comprehensive Services Organization Controls (“SOC”) 1 and SOC 2 evaluations of their systems on a regular basis, if at all. SOC 1 evaluations of a digital asset trading platform assess whether transactions are properly secured and segregated, and that the information provided to traders and investors is complete, accurate and timely. SOC 2 evaluations assess the design and implementation of a digital asset trading platform’s security, availability, and confidentiality controls. Moreover, there are two types of such SOC evaluations: type 1 evaluates the processes at a particular point in time, while type 2 evaluations can test that the system controls across both the platform and its custody products, if applicable, have been operating effectively over a period of time. If digital asset trading platforms do not perform SOC evaluations, we may be unable to confirm that such platforms’ financial reporting is accurate or whether it has taken proper steps to secure its information technology infrastructure against internal and external threats, which could expose us to additional risks that may have been identified and remediated had such platforms obtained or performed SOC evaluation. Engaging with such digital asset trading platforms and decentralized finance protocols could materially impact our reputation and the actual or perceived security of our investments. Any engagement with digital asset trading platforms that do not obtain or perform SOC examinations exposes us to greater risks than companies that engage solely with digital asset trading platforms that maintain thorough SOC examination processes. As of June 30, 2025, we held approximately $758.6 million in digital assets at digital asset trading platforms and decentralized finance protocols or custodians that do not have systems or organization control reporting available. In addition, over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances or were made whole in dollar terms that did not enable customers to benefit from the market value growth of the original digital asset balances. For example, in November 2022, FTX—which was at the time one of the world’s largest and most popular digital asset trading platforms—became insolvent, and it was revealed that the platform had been misusing customer assets. While smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action.
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
For example, in December 2022, a proposed class action was filed in the Ontario Superior Court of Justice against GDH Ltd., our Chief Executive Officer and our former Chief Financial Officer asserting various claims including alleged misrepresentations relating to our public disclosure regarding investments and trading in the LUNA digital asset. The class action seeks unspecified damages and various declaratory relief, including leave to proceed with the right of action for misrepresentation under statutory securities provisions. These proceedings are still in early stages and have not been certified to proceed as a class action. The plaintiff’s motion for leave and certification is scheduled to be heard in April 2026.
In addition, on March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve certain civil claims relating to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. Under the terms of the settlement, Galaxy (i) accrued a legal provision of $148.0 million as of June 30, 2025 (the undiscounted amount of which is $160 million, payable on a pre-determined schedule over the course of four years) and (ii) has agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.

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
•taxation of our international earnings and potentially adverse tax consequences due to requirements of or changes in the income and other tax laws of the United States or the international jurisdictions in which we operate, as well as the impact of tariffs; and
•political or social unrest or economic instability in a specific country or region in which we operate.
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
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver of the bank. The U.S. Department of the Treasury, the Federal Reserve and the FDIC released a statement that indicated the FDIC would complete its resolution of SVB and Signature Bank in a manner that fully protects all depositors. The U.S. Department of Treasury, FDIC and Federal Reserve Board also announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions. We have in the past deposited funds with Signature Bank and Silvergate Bank. We have diverse U.S. banking relationships with most of our deposits at large, systemically important financial institutions. Although Galaxy did not experience any losses or other material impact from our banking relationships with Silvergate Bank and Signature Bank, to the extent that we have deposited funds with banking institutions that fail and are not otherwise protected, we would lose the amount of our deposits over the then current FDIC insurance limit. The loss of our deposits could reduce the amount of cash we have available to operate our business and have an adverse impact on our investment and trading strategies, the value of our assets, the value of any investment in us, financial condition and results of operations.
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
We expect that our AI/HPC data center business will initially be highly dependent on a single customer, CoreWeave, and may continue to derive a significant portion of the revenue of our Data Center operating business segment from such single customer for the foreseeable future. Therefore, the success of our AI/HPC data center business will be highly dependent on our continued relationship with CoreWeave, pursuant to the terms of the Lease Agreement. Any cancellation or non-renewal of our data center business, including the Lease Agreement, in the future, could have a material adverse effect on our business, financial condition and results of operations.
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
The digital asset mining industry has seen rapid growth and innovation, and our mining business may be unable to compete effectively. Our mining business’s expenses may be greater than we anticipate, and our investments to make our mining business more efficient or to gain digital asset mining market share may not outpace monetization efforts. Bitcoin miners and other necessary hardware are also subject to malfunction, technological obsolescence, the global supply chain and difficulty, cost in obtaining new hardware and global energy prices. Any major malfunction out of the typical range of downtime for normal maintenance and repair could cause a significant disruption in our ability to continue mining, which could result in lower yields and harm our digital asset mining market share. New miners can be costly and may be in short supply. There can be no assurances that the most efficient mining hardware will be readily available when we identify the need for it. We face competition in acquiring mining machines from major manufacturers and, at a given time, mining machines may only be available for pre-order months in advance. As a result of competition for the latest generation mining machines, or if we unexpectedly need to replace our mining machines due to a faulty shipment or other failure, we may not be able to secure replacement machines at reasonable costs on a timely basis. Furthermore, fluctuations in global energy prices have in the past, and may in the future, have a material impact on our mining business’s operations and financial results. In particular, rising global energy prices could have a material negative impact on our mining business’s profits, both directly and indirectly as a result of our exposure to counterparty risks. While our mining business intends to enter into business arrangements that allow us to hedge against global energy prices, there can be no guarantee that we are able to do so effectively, if at all.
Our mining business’s strategy currently focuses on mining bitcoin (as opposed to other digital assets), and our hardware is limited to mining using current “proof-of-work” protocols. There could be developments in proof-of-work protocols, or other competing validation methods or processes, that negatively impact our current business strategy or render such business strategy obsolete. Proof-of-stake is an alternative method of validating digital asset transactions on other popular blockchain networks. Proof-of-stake methodology does not rely on resource intensive calculations to validate transactions and create new blocks in a blockchain; instead, the validator of the next block is determined, sometimes randomly, based on a methodology in the blockchain software. Rewards, and sometimes penalties, are issued based on the amount of digital assets a user has “staked” in order to become a validator. Should bitcoin shift from a proof-of-work validation method to a proof-of-stake or other method, the transaction verification process (i.e., “mining” or “validating”) may render our mining business materially less competitive or less profitable. In addition, in the general course of our business outside of our mining business, we participate in networks with proof-of-stake consensus algorithms, and we may earn rewards in the form of the native token of the network. Depending on the protocol, we also may permit third parties to “delegate” their digital assets to our validator. The third party earns rewards net of a commission earned by Galaxy. The value of any staked digital assets is subject to market volatility, and any such rewards we may earn as a validator could be offset by a loss in value of the staked digital assets. In addition, to the extent we participate in a proof-of-stake network but fail to remain current in any updates or upgrades to the network, we may become temporarily unable to earn rewards as a validator with respect to any staked digital assets on such network, or could have staked digital assets taken from us (“slashed”), to the extent we are deemed to be deviating from acting in the best interest of the network.
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
Galaxy’s self-custody technology solution, which we operate through GDS Crypto Technologies Israel Ltd. and GK8 LLC comprising the assets of GK8 acquired in February 2023 from the Celsius Estate, licenses self-custody software technology to customers that allows customers to generate and store the private keys to their digital assets, as well as to generate multi-signature backup keys, in a secure cold storage vault. Self-custody technology is novel and complex, and as with any new technology, we may encounter technical issues, disruptions or security weaknesses. As such, there is no assurance that our self-custody technology solution will continue to perform as expected. In the event that the technology does not perform appropriately or its security is compromised, our reputation could be adversely affected. Any number of technical changes, software upgrades, cybersecurity incidents or other changes to the technology may occur or be required from time to time, and if we are unable to troubleshoot and resolve any such issues successfully, it could adversely impact our business, financial condition and results of operations.

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
There are also volatility risks related to stablecoins, which are designed to have a relatively stable price relative to an underlying physical asset, most commonly a fiat currency, such as U.S. dollars, or an exchange-traded commodity. The stability of a stablecoin results from the underlying assets backing the stablecoin that are held by the stablecoin’s issuer in reserve accounts, among other factors such as the ability of a holder to redeem the stablecoin from its issuer at par. The issuers of certain stablecoins currently retain broad discretion to determine the composition and amounts of assets held in the issuers’ accounts backing those stablecoins, and to substitute assets other than the fiat currency that is initially deposited. The composition of backing assets varies considerably across popular stablecoins, with some stablecoins backed entirely by off-chain assets including cash or short-term, highly liquid assets, and others backed by assets significantly less liquid than cash or cash equivalents. For example, Circle, which issues USDC, reports that it holds cash and short-term cash equivalents to back its USDC stablecoins. Meanwhile, Tether, which issues USDT, publishes a report on a quarterly basis which includes a breakdown of the consolidated total assets comprising its reserves backing USDT as of a given reporting date, and according to such reports, its reserves have included commercial paper and certificates of deposit, cash and bank deposits, reverse repo notes, money market funds, treasury bills, secured loans, corporate bonds, funds and precious metals, and other investments (including digital tokens). We regularly transact in and hold stablecoins; as of June 30, 2025, USDC, USDT and USDG were the only stablecoins that we held in material amounts. A lack of applicable law and regulation has afforded discretion to certain stablecoin issuers to determine the composition and amounts of assets backing those stablecoins. There is a risk that an issuer may be unable to liquidate enough backing assets if it were to face mass redemptions of its stablecoin, which could cause the price of the stablecoin to deviate from the price of the underlying fiat currency or other asset with which the stablecoin is designed to align in price. In extreme cases, such as a request to immediately redeem all or substantially all of a particular stablecoin in circulation, even stablecoins backed by reserves comprised primarily of cash and cash equivalents may be subject to instability or an inability of the stablecoin issuer to meet all redemption requests, as the market for short-dated U.S. government obligations might not be sufficiently price stable. Market participants have increasingly shown concern about the actual underlying liquidity and reserves for dollar stablecoins such as USDT and USDC. For example, according to reports, Circle had more than $3 billion of its USDC reserve funds on deposit at SVB which became temporarily inaccessible when SVB was placed into FDIC receivership in March 2023. Although these funds were ultimately made available, concerns related to Circle’s access to these funds caused USDC to temporarily fall below its $1.00 peg, and the total market capitalization of USDC decreased following this temporary depegging. If a stablecoin issuer were to fail to honor its redemption obligations, this could undermine public confidence in stablecoins and in digital assets more broadly, which could have a widespread impact on the cryptoeconomy, causing the prices of other stablecoins and digital assets to become more volatile.
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
Further, in June 2023, the SEC initiated lawsuits against Coinbase and Binance alleging, among other things, that such firms were operating as unregistered securities exchanges in the United States, and identifying a number of digital assets that the SEC alleges to be unregistered securities. In addition, in November 2023, the SEC filed a complaint against Kraken and brought similar charges, including an allegation that Kraken operated as an unregistered securities exchange, brokerage and clearing agency. In February 2025, March 2025 and May 2025, respectively, each of Coinbase, Kraken and Binance entered into a court-approved joint stipulation with the SEC to dismiss each of the SEC’s lawsuits with prejudice. Several other digital assets market participants have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. In November 2023, Binance pleaded guilty to the Justice Department’s investigations into violations relating to the BSA, failure to register as a money transmitting business and the International Emergency Economic Powers Act, and the founder of Binance pleaded guilty to failing to maintain an effective AML program in violation of the BSA. As part of the settlement, Binance separately reached resolutions with the CFTC, FinCEN and OFAC; however, its case against the SEC’s allegations remains ongoing, and Coinbase and Kraken have also denied the SEC’s allegations. The Justice Department in April 2025 issued a memorandum indicating that it will prioritize cases related to digital assets’ use in crimes of fraud, terrorism, drugs and human trafficking, organized crime, hacking, and gang financing, while other sorts of cases related to digital assets will be deprioritized. As a result, the outcome of these lawsuits and other lawsuits (to the extent not yet dismissed), their effect on the broader cryptoeconomy and the reputational impact on industry participants, remain uncertain.

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
We engage in DeFi activities and may suffer losses if the DeFi protocols, or our activities thereon, do not function as expected.
We engage in various DeFi activities. As of June 30, 2025, Galaxy’s digital assets associated with decentralized finance protocols was $556.2 million. DeFi protocols achieve their purposes through self-executing smart contracts. Some of these DeFi protocols allow users to, for example, transfer digital assets to a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. Digital assets transferred to a pool generally earn interest to the lender, based on the rates at which borrowers repay the loan, and can generally be withdrawn with no restrictions. However, these DeFi protocols pose heightened regulatory concerns and are subject to various risks, including the risk that the underlying smart contract is insecure, the risk that borrowers may default and the lender will not be able to recover its digital assets, the risk that any underlying collateral may experience significant volatility, and the risk that certain core developers with protocol administration rights can make unauthorized or harmful changes to the underlying smart contract. If any of these risks materialize, our digital assets in these DeFi protocols may be adversely impacted and we may lose some or all of our digital assets.
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
The U.S. financial system is extensively regulated at both the federal and state levels with a particular focus on intermediaries such as banks, broker-dealers, swap dealers, futures commission merchants, investment funds, investment advisers, trading platforms, clearinghouses and custodians. U.S. laws and regulations impose specific obligations on financial services intermediaries both for the protection of their customers and for the protection of the U.S. financial system as a whole. These include capital requirements, activities restrictions, reporting and disclosure requirements and obligations to monitor the activities of their customers and to ensure that the intermediaries’ activities and the activities of their customers are conducted in accordance with applicable laws and regulations. Non-U.S. laws and regulatory requirements may impose similar obligations. By seeking to eliminate or substantially limit the role of traditional financial services intermediaries in lending, brokering, advisory, trading, clearing, custodying and other financial services activities, DeFi protocols pose numerous challenges to the longstanding oversight framework developed under U.S. law and used by U.S. and other regulators. For example, one former commissioner of the CFTC has publicly stated that he believes certain DeFi protocols and activities operating without regulatory licensing likely violates the Commodity Exchange Act. Moreover, in June 2023, a federal judge ruled that the CFTC had sufficiently pleaded that a DAO operates a DeFi protocol that has not registered as a futures commission merchant (“FCM”) and thereby illegally offers leveraged retail commodity transactions in digital assets, engages in activities only registered FCMs can perform, and has failed to adopt a customer identification program as part of a BSA compliance program, as required of FCMs, such that the judge granted the CFTC’s motion for default judgment against the DAO. In an accompanying settled enforcement order, the CFTC found the two founders, as token holders who voted their DAO tokens to govern the DAO, personally liable for the DAO’s violations of the Commodity Exchange Act and regulations promulgated thereunder. While the scope of liability for persons associated with a DAO, or its accompanying DeFi protocol, are currently unclear notwithstanding the default judgment entered against the DAO, it is possible that regulatory agencies may consider other DeFi token holders, or users of a DeFi protocol, liable for potential violations of the DeFi protocol. Separately, in September 2024, the CFTC settled with Uniswap Labs, the developer of the Uniswap decentralized exchange, for illegally offering leveraged or margined retail commodity transactions in digital assets through a front-end interface operated by Uniswap Labs.
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
In addition, due to our business activities, we are subject to ongoing examinations, oversight, and reviews by U.S. federal and state regulators, and financial service regulators, which each have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have, are, and may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers which we provide services to, changing, terminating, or delaying the introduction of our existing or new product and services, and undertaking further external audits or being subject to further regulatory scrutiny. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, should strict legal and regulatory requirements and additional regulatory investigations and enforcement occur or intensify, it may continue to result in changes to our business, as well as increased costs, and supervision and examination for both us and our agents and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition. Such additional requirements could cause us to incur extraordinary expenses, possibly materially and adversely affecting our investment and trading strategies, the value of our assets and the value of any investment in us.
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

There have been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. On July 18, 2025, President Trump signed the first of these bills, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act), into law, establishing the first comprehensive regulatory scheme for payment stablecoins in the United States. Other related bills continue to be contemplated in the relevant committees, as well as the full House of Representatives and Senate. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and those held by us specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on our business and the market price of our Class A common stock.
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
Concerns have been raised about the amount of electricity required to secure and maintain certain digital asset networks. For example, as of June 30, 2025 over 800 exa-hashes per second, using a 7-day moving average, are performed in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.
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

Many of the digital assets and transactions referencing digital assets in which we facilitate trading are subject to regulatory authority by the CFTC. Any fraudulent or manipulative trading activity in such an instrument could subject us to increased regulatory scrutiny, regulatory enforcement, and litigation.
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
Activities in “commodity interests” (as such term is defined by the CEA and CFTC rules and regulations), including certain futures contracts, options on futures contracts, options on non-security commodities, swaps and retail leveraged commodity transactions (among other instruments), are subject to extensive supervisory oversight by the CFTC. This includes licensing of entities engaged in, and platforms offering, commodity interest transactions. GDL, Galaxy’s registered CFTC-regulated swap dealer, engages in dealing activity in swaps. To the extent that other transactions we engage in involving digital assets are deemed to fall within the definition of a commodity interest, whether as a swap or otherwise and including pursuant to subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight and could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations as an exchange (for example, as a designated contract market for trading futures or options on futures, or as a swap execution facility for trading swaps) or as a registered intermediary (for example, as a futures commission merchant or introducing broker). Such actions could result in injunctions, cease and desist orders and revocation of existing licenses, as well as civil monetary penalties, fines, and disgorgement, as well as reputational harm. The CFTC has previously brought enforcement actions against entities engaged in digital asset activities for failure to obtain appropriate exchange or intermediary registrations. In addition, Galaxy’s customers may face additional costs for transactions with Galaxy (such as certain requirements related to margin posting and collection) that may make those customers less willing to trade swaps with Galaxy.
In 2024, GDL’s dealing activity in swaps exceeded the applicable Dodd-Frank de minimis registration threshold. As a result, GDL was required to apply for registration as a swap dealer with the CFTC and NFA, which registration was approved in May 2025. As a registered swap dealer, GDL is subject to additional regulatory requirements, including, but not limited to, capital requirements, margin requirements, risk management requirements, supervision requirements, business conduct standards, and transaction reporting requirements. Galaxy has experienced a significant increase in costs to appropriately comply with swap dealer requirements, with such additional costs factored into broader business planning exercises. In addition, Galaxy’s customers may face additional costs for transactions with Galaxy (such as certain requirements related to margin posting and collection) that may make those customers less willing to trade swaps with

Galaxy. To the extent that digital asset transactions that we facilitate or facilitated are deemed leveraged retail commodity transactions, including pursuant to current or subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight related to them.
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
Risks Related to Our Organizational Structure and Ownership of our Class A Common Stock
GDI’s principal asset is its direct ownership interest in GDH LP. GDI is accordingly dependent upon distributions from GDH LP to pay dividends, if any, and taxes, make payments under the Tax Receivables Agreement and pay other expenses.
GDI’s principal asset is its direct ownership of limited partnership units of GDH LP (“LP Units”). GDI has no independent means of generating revenue. GDH LP is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, the taxable income of GDH LP is allocated to holders of LP Units, including GDI. Accordingly, GDI incurs U.S. federal income taxes on its allocable share of any net taxable income of GDH LP. It also incurs expenses related to its operations, and has obligations to make payments under the Tax Receivables Agreement. As the sole general partner of GDH LP, GDI intends to cause GDH LP to make distributions to the holders of LP Units in amounts sufficient to (i) cover all applicable taxes payable by GDI and the other holders of LP Units, (ii) allow it to make any payments required under the Tax Receivables Agreement, (iii) fund dividends to its stockholders in accordance with its dividend policy to the extent that its board of directors declares such dividends and (iv) pay its expenses.
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
As of June 30, 2025, our Founder owned, indirectly through entities controlled by him, shares of our Class A common stock and Class B common stock entitling him to approximately 52.15% of our total voting power.
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
Our Founder’s interests may not be fully aligned with those of other holders of our Class A common stock which, given our Founder’s power and influence, could lead to actions that are not in the best interests of stockholders. For example, our Founder may have a different tax position from the Company and holders of our Class A common stock, especially in light of the existence of the Tax Receivables Agreement, which could influence decisions regarding whether and when we should dispose of assets or incur new, or refinance existing, indebtedness, or whether and when we should undergo certain changes of control for purposes of the Tax Receivables Agreement or terminate the Tax Receivables Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Our Founder might also be motivated to take actions to retain his controlling stake in Galaxy at the expense of maximizing the overall value of Galaxy (and therefore the market price of our Class A common stock). Our Founder’s fiduciary duties may serve as a check on any such motivation, but holders of our Class A common stock cannot be assured that the potential divergence of our Founder’s interests and theirs might not hurt the market price of our Class A common stock.
In certain circumstances, GDH LP is required to make distributions to GDI and the other holders of LP Units, and the distributions that GDH LP may be required to make could be substantial.
Under the amended and restated limited partnership agreement of GDH LP (the “Amended LP Agreement”), GDH LP is generally required from time to time to make pro rata distributions in cash to GDI and the other holders of LP Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the U.S. federal income taxes on our and the other GDH LP limited partners’ respective allocable shares of the taxable income of GDH LP. The distributions GDH LP may be required to make could be substantial, including as a result of the future recognition of capital gains associated with contributions by GDH LP to qualified opportunity zones. As a result of (i) potential differences in the amount of net taxable income allocable to GDI and the other GDH LP limited partners, (ii) the lower income tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the income tax rate applicable to individuals, or, if higher, corporations) in calculating GDH LP’s distribution obligations, GDI may receive tax distributions significantly in excess of its tax liabilities and obligations to make payments under the Tax Receivables Agreement. GDI’s board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, repurchases of its Class A common stock, or purchases of additional LP Units (either of which may be accompanied by a pro rata adjustment to the number of LP Units held by the other GDH LP limited partners in order to preserve the intended one-to-one correspondence between LP Units held by GDI and outstanding shares of our Class A common stock), the payment of obligations under the Tax Receivables Agreement and the payment of other expenses. GDI has no obligation to distribute such cash (or other available cash other than any declared dividend) to its stockholders. No adjustments to the redemption or exchange ratio of LP Units for shares of Class A common stock will be made as a result of either (i) any cash distribution by GDI or (ii) any cash that GDI retains and does not distribute to its stockholders. To the extent that GDI does not distribute such excess cash as dividends on its Class A common stock and instead, for example, hold such cash balances or lend them to GDH LP, holders of LP Units would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LP Units.
The market price and trading volume of our Class A common stock may be volatile, which may affect the value of an investment in our Class A common stock and could subject us to litigation.
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

Moreover, the market price and trading volume of our Class A common stock may be subject to even greater volatility now that our Class A common stock is listed on Nasdaq. Prior to the consummation of the Reorganization Transactions, GDHL was limited in its ability to offer its ordinary shares to U.S. investors or to avail itself of the U.S. capital markets. Our consummation of the Reorganization Transactions and subsequent listing on Nasdaq has enabled individual investors, retail investors and others who may have not previously been permitted to trade in GDHL’s ordinary shares to trade in our Class A common stock. These factors could cause volatility in the market price of our Class A common stock and an unsustainable market price if, for example, institutional investors believe our Class A common stock is worth less than retail investors, in which case the price of our Class A common stock may fluctuate and/or decline over time. Further, if the public price of our Class A common stock is above the level that investors determine is reasonable for our Class A common stock, some investors may attempt to short our Class A common stock, which would create additional downward pressure on the public price of our Class A common stock. Moreover, to the extent that there is a lack of consumer awareness among retail investors, or there is insufficient demand for our Class A common stock among U.S. investors more generally, such events could reduce the market price of our Class A common stock and cause volatility in the market price of our Class A common stock.
~~T~~here can be no assurance that an active trading market on the TSX or Nasdaq for our Class A common stock will be maintained or develop. The lack of a liquid market for our Class A common stock could also result from the relatively small percentage of our Class A common stock that is beneficially owned by public shareholders and available for trading, with a relatively large percentage of our Class A common stock beneficially owned by holders of LP Units (and therefore not available for trading absent the redemption or exchange of such LP Units). If an active market does not develop or is not maintained, you may have difficulty selling any shares of our Class A common stock that you own. An inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to acquire or make investments in companies, products or technologies for which we may issue equity securities to pay for such acquisition or investment. In the absence of an active trading market relatively small sales may result in a significant negative effect on the price of our Class A common stock.
Changes in law could cause our Class A common stock to be de-listed from the TSX or Nasdaq or any other exchange on which we are listed or may be listed in the future, or cause us to undergo costly restructuring, liquidation or sale. Further, we may need or want to raise additional capital, but we may be unable to do so due to changes in law, regulation or interpretation.
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

Furthermore, GDH LP issued $500 million aggregate principal amount of 3.00% Exchangeable Senior Notes due 2026 (the “2026 Exchangeable Notes”) on December 9, 2021 and $402.5 million aggregate principal amount of 2.500% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes” and, together with the 2026 Exchangeable Notes, the “Exchangeable Notes”) on November 25, 2024. From time to time and subject to the terms of the indentures governing the Exchangeable Notes, the Exchangeable Notes are exchangeable for shares of Class A common stock at the option of the holders thereof. The maximum number of shares of Class A common stock issuable upon the exchange of all outstanding 2026 Exchangeable Notes and all 2029 Exchangeable Notes is approximately 42.2 million, subject to certain adjustments as set forth in the indentures. On or after September 15, 2026 and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2026 Exchangeable Notes, in multiples of $250,000 principal amount, at their option at any time. On or after September 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2029 Exchangeable Notes, in multiples of $250,000 principal amount, at their option at any time. Holders may exchange their 2026 Exchangeable Notes and 2029 Exchangeable Notes prior to the close of business on the business day immediately preceding September 15, 2026 and September 1, 2029, respectively, only under certain circumstances. As of June 30, 2025, there was $847.5 million in principal outstanding of the Exchangeable Notes. The exchange of the Exchangeable Notes will result in a dilution of the value of a stockholder’s interests in our Class A common stock. Similarly, if we issue additional shares of Class A common stock, then-current holders of Class A common stock will be diluted. The potential for the issuance of additional shares of our Class A common stock could have an adverse effect on the market price of our Class A common stock.
Substantial future sales of shares of our Class A common stock in the public market could cause the market price of our Class A common stock to fall.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. If GDH LP limited partners or any holders of our Class A common stock (or LP Units that are redeemable or exchangeable for our Class A common stock) sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after any legal restrictions on resale lapse, the market price of our Class A common stock could substantially decline. As of June 30, 2025 our Founder owned, indirectly through entities controlled by him, shares of our Class A common stock and Class B common stock entitling him to approximately 52.15% of our total voting power. If our Founder alone were to sell a substantial portion of the shares he beneficially owns, it could cause the market price of our Class A common stock to decline.
All the shares of our Class A common stock into which the ordinary shares of GDHL converted by operation of law in connection with the Reorganization Transactions and all the shares of our Class A common stock that were sold in our June 2025 underwritten public offering are freely tradable in the public market without restriction or further registration under the Securities Act, other than shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”).
The remaining outstanding shares of Class A common stock (as well as any additional shares of our Class A common stock issuable (i) upon redemption or exchange of outstanding LP Units held by GDH LP limited partners or (ii) upon the exchange of outstanding Exchangeable Notes by the holders thereof) are, unless covered by a registration statement on Form S-8 or otherwise registered under the Securities Act, and shares of Class A common stock underlying outstanding RSUs or subject to outstanding stock options will be on issuance, deemed to be “restricted securities” as defined in Rule 144. We have filed an immediately effective registration statement on Form S-8 under the Securities Act covering all shares of Class A common stock subject to stock options outstanding and reserved for issuance under our equity incentive plans. We filed a resale registration statement on Form S-1 in respect of the shares of Class A common stock issuable upon the redemption or exchange of outstanding LP Units and upon the exchange of outstanding Exchangeable Notes, which has been declared effective by the SEC.
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

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and could elect to rely on, exemptions from certain corporate governance requirements.
Our Founder beneficially owns more than 50% of the combined voting power for the election of members of our board of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements.
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
We are party to the Tax Receivables Agreement with certain present and former limited partners of GDH LP (the “TRA Parties”) that provides for the payment by us to the TRA Parties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in GDH LP’s assets resulting from redemptions or exchanges by those holders of LP Units for shares of Class A common stock in accordance with the terms of the LP Units and payments made under the Tax Receivables Agreement, and (ii) deductions in respect of interest with respect to payments made under the Tax Receivables Agreement, as and when such tax benefits are realized. We are required to make similar payments to GDH LP limited partners who previously exchanged their partnership interests in GDH LP for GDHL ordinary shares. The payment obligations under the Tax Receivables Agreement are our obligations and are not the obligations of GDH LP.
The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivables Agreement, varies depending upon a number of factors, including the timing of redemptions or exchanges by the TRA Parties, the price of Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income that we generate in the future, the tax rate then applicable and the portion of our payments under the Tax Receivables Agreement that constitute imputed interest. The payments that we will be required to make under the Tax Receivables Agreement could be material. The payments are not conditioned upon the other TRA Parties’ continued ownership of Class A common stock.

Payments under the Tax Receivables Agreement are based on the tax reporting positions we determine, and the IRS or another tax authority may challenge all or a part of the tax basis increases, or other tax attributes subject to the Tax Receivables Agreement, and a court could sustain such challenge. Further, the parties to the Tax Receivables Agreement will not reimburse us for any payments previously made if such tax attributes are subsequently disallowed, except that any excess payments made to a TRA Party will be netted against future payments otherwise to be made to such TRA Party under the Tax Receivables Agreement, if any, after our determination of such excess. In addition, upon the occurrence of certain changes of control, the actual U.S. federal, state, local and/or non-U.S. tax savings we may realize may be different than the amount of such tax savings we are deemed to realize under the Tax Receivables Agreement, which will be based on the U.S. federal, state, local and/or non-U.S. tax rates in effect on the date of the change of control and certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax basis increases and other tax attributes subject to the Tax Receivables Agreement. In both such circumstances, we could make payments to the TRA Parties that are greater than our actual cash tax savings and we may not be able to recoup those payments, which could negatively impact our liquidity. The Tax Receivables Agreement provides that (1) in the event that we breach any of our material obligations under the Tax Receivables Agreement or (2) if, at any time, we elect an early termination of the Tax Receivables Agreement, our obligations under the Tax Receivables Agreement (with respect to all LP Units, whether or not LP Units have been redeemed or exchanged before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax basis increases and other tax attributes subject to the Tax Receivables Agreement. The change of control provisions in the Tax Receivables Agreement may result in situations where GDH LP limited partners have interests that differ from or are in addition to those of our other stockholders.
Finally, our ability to make payments under the Tax Receivables Agreement depends on the ability of GDH LP to make distributions to us. To the extent that we are unable to make payments under the Tax Receivables Agreement for any reason, such payments will be deferred and will accrue interest until paid. Non-payment may in certain circumstances constitute a breach of a material obligation under the Tax Receivables Agreement and therefore accelerate payments due under the Tax Receivables Agreement, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
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
The Tokenization of our Class A common stock could introduce risks and uncertainties that adversely affect the market for, and the trading price of, our Class A common stock, among other potential consequences.
We are evaluating the feasibility of enabling on-chain holding and trading of our Class A common stock (“Tokenized GLXY”). While Tokenized GLXY would provide an additional mechanism for investors to hold and trade shares in the Company, which may improve settlement efficiency and increase accessibility, it could also introduce new risks and uncertainties that could adversely affect the market for, and the trading price of, both Tokenized GLXY and Nasdaq-listed Class A common stock (“Traditional GLXY”).
The market for tokenized securities is nascent, and there can be no assurance that a liquid or orderly market for Tokenized GLXY will develop or be sustained. Blockchain-based mechanisms, like decentralized exchanges, may have significantly less liquidity, volume, transparency or regulatory oversight compared to national securities exchanges, such as Nasdaq. This could fragment liquidity across platforms, impair price discovery, widen bid-ask spreads, and lead to prolonged price discrepancies between Tokenized and Traditional GLXY—especially where arbitrage is limited by operational or regulatory constraints.
On May 20, 2025, we entered into a Digital Transfer Agency Agreement with Superstate Services LLC as our digital asset transfer agent, pursuant to which it has agreed to create and maintain an “Allowlist” of wallet addresses of individuals and entities who have completed onboarding requirements and are permitted to hold, transfer and facilitate transfers of Tokenized GLXY. As a result, access to Tokenized GLXY will be restricted to holders who meet the onboarding requirements of our digital transfer agent, potentially limiting investor participation and market depth, and resulting in greater price volatility.
Furthermore, market intermediaries may face unclear or evolving obligations when interacting with tokenized securities such as Tokenized GLXY, and the application of the U.S. federal securities laws and other regulations to the trading of tokenized securities remains uncertain. This may prevent or discourage market intermediaries from holding, transacting, or facilitating transactions in Tokenized GLXY, further limiting liquidity. Reduced liquidity in Tokenized GLXY, whether due to general investor unfamiliarity, uncertain demand, operational friction, inefficient linkages between the markets for Tokenized GLXY and Traditional GLXY or otherwise, could result in lower trading prices for Tokenized GLXY, and such negative price signaling from the market for Tokenized GLXY could adversely impact the trading price of Traditional GLXY. In addition, if regulatory authorities determine that the platforms, mechanisms or participants involved in the secondary trading of Tokenized GLXY do not comply with applicable law, we or such intermediaries could face enforcement actions or fines, or be required to unwind or restructure aspects of the project. These risks could lead to diminished investor confidence, reduced participation in the trading of Tokenized GLXY, and corresponding negative effects on the trading price, volatility and/or liquidity of Traditional GLXY.
Tokenized GLXY would also be subject to the broader risks associated with digital assets, including cybersecurity, technological failures, and operational risks, which could affect our reputation, financial condition, and operating results. See “Risks Related to Cryptocurrencies and Digital Assets.”
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
We incur significant levels of legal, accounting and other expenses in respect of our status as a public company in Canada and in the United States. We are required to comply with, and incur the associated costs of compliance with, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations implemented by the SEC and Nasdaq. The expenses incurred by U.S. public companies generally for reporting and corporate governance purposes have been increasing. In addition, we remain listed on the TSX, and as such, continue to be subject to Canadian Securities Laws and the listing requirements of the TSX, which impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased our legal and financial compliance costs, has required us to hire additional personnel, and has made some activities more time consuming and costly. Our management has devoted, and will continue to devote, a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.
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
Our management team has limited experience managing a U.S. public company, interacting with U.S. public company investors, and complying with the increasingly complex laws pertaining to U.S. public companies. Our management team may not successfully or efficiently manage our transition to being a U.S. public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. In addition to Nasdaq, we are listed on the TSX, and we expect to continue to be subject to certain Canadian Securities Laws requiring us to file reports and other information on SEDAR for the foreseeable future, and are therefore subject to multiple, additional, and at times, competing, governance and reporting obligations. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results, and financial condition.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Director and Officer Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-8	333-287205	4.1	5/13/2025
3.2	Amended and Restated Bylaws	S-8	333-287205	4.2	5/13/2025
4.1	Form of Class A Common Stock Certificate	S-8	333-287205	4.3	5/13/2025
10.1	Seventh Amended and Restated Partnership Agreement of GDH LP	8-K	333-262378	10.1	5/13/2025
10.2	Amended and Restated Tax Receivables Agreement	8-K	333-262378	10.2	5/13/2025
10.3	Director Nomination Agreement, dated as of May 13, 2025, by and among the Company and the persons and entities party thereto	8-K	333-262378	10.3	5/13/2025
10.4	Form of D&O Indemnification Agreement	S-4	333-262378	10.2	1/28/2022
10.5†	Galaxy Digital Inc. Amended and Restated Long Term Incentive Plan	S-8	333-287205	99.1	5/13/2025
10.6†	Galaxy Digital Inc. Amended and Restated Stock Option Plan	S-8	333-287205	99.2	5/13/2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	iXBRL Taxonomy Extension Schema Document					X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (contained in Exhibit 101)					X
† Indicates management contract or compensatory plan.
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

                             GALAXY DIGITAL INC.

Date:	August 5, 2025	By:	/s/ Michael Novogratz
Michael Novogratz
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2025	By:	/s/ Anthony Paquette
Anthony Paquette
Chief Financial Officer
(Principal Financial Officer)