Form 10-Q
period 2025-09-30
Galaxy Digital Inc.
filed 2025-11-10
CIK 1859392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
As of November 5, 2025, the number of shares of the registrant's Class A common stock outstanding was 192,202,053 and the number of shares of the registrant's Class B common stock outstanding was 198,408,277.

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
•our ability to execute on our strategy to expand into the Artificial Intelligence (“AI”) and High Performance Computing (“HPC”) data center business;
•our ability to obtain financing on acceptable terms or at all, including for the conversion of our existing bitcoin mining infrastructure to AI/HPC data center infrastructure;
•our failure to adhere to complex and evolving governmental laws and regulations;
•the continuing development and market acceptance of digital assets and distributed ledger technology;
•the new and rapidly evolving AI industry, and related legislation and regulations;
•a determination that a digital asset that we interact with is a “security,” or that an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws;
•the price of digital assets globally and the volume of transactions;
•our dependence upon Michael Novogratz, our Chief Executive Officer (“CEO”) and founder (our “Founder”);
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
•the presentation of our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and any future changes in GAAP or other accounting principles applicable to us;
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
•volatility of the market price and trading volume of our Class A common stock;
•our enablement of Tokenized GLXY (as defined herein) and any impact thereof on our Class A common stock;
•applicable restrictions that could make it impractical for us to continue our business as contemplated if we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•our dependence on distributions from Galaxy Digital Holdings LP (“GDH LP”) to pay our taxes and expenses, including payments under our amended and restated tax receivables agreement between Galaxy Digital Inc. (“GDI”), Galaxy Digital Holdings Inc. (“GDH Delaware”), and certain parties thereto dated May 13, 2025 (the “Tax Receivable Agreement”) and to fund dividend payments, if any; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
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
Unless the context otherwise requires, references to the “Company,” “Galaxy,” “we,” “us” and “our” refer to GDI and its consolidated subsidiaries subsequent to the Reorganization Transactions (as defined in Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and GDH LP, the accounting acquirer and predecessor entity, and its consolidated subsidiaries prior to the Reorganization Transactions.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS

Page
Galaxy Digital Inc.
Condensed Consolidated Interim Financial Statements
Condensed Consolidated Interim Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024	8
Condensed Consolidated Interim Statements of Financial Position as of September 30, 2025 and December 31, 2024	9
Condensed Consolidated Interim Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2025 and 2024	11
Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	14
Notes to Condensed Consolidated Interim Financial Statements	16
Note 1. Basis of Presentation	16
Note 2. Significant Account Policies	17
Note 3. Business Combinations	18
Note 4. Revenues	20
Note 5. Transaction Expenses	21
Note 6. Digital Assets	22
Note 7. Digital Assets Loan Receivable and Digital Assets Borrowed	25
Note 8. Derivatives	26
Note 9. Investments	28
Note 10. Variable Interest Entities	28
Note 11. Fair Value Option	29
Note 12. Fair Value Measurements	30
Note 13. Loans Receivable	34
Note 14. Property and Equipment	35
Note 15. Leases	36
Note 16. Goodwill and Other Intangible Assets	37
Note 17. Commitments and Contingencies	38
Note 18. Loans and Notes Payable	40
Note 19. Equity	42
Note 20. Earnings Per Share	44
Note 21. Related Party Transaction	44
Note 22. Reportable Segments	47
Note 23. Risks and Uncertainties	51
Note 24. Income Taxes	53
Note 25. Operating Partnership Financial Information	53

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Operations and Other Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2025 and 2024
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues	$28,401,871	$8,570,657	$50,039,632	$26,788,920
Gains / (losses) from operations	816,982	141,633	1,091,745	616,504
Revenues and gains / (losses) from operations	29,218,853	8,712,290	51,131,377	27,405,424
Operating expenses:
Transaction expenses	28,292,777	8,536,135	49,869,727	26,659,061
Impairment of digital assets	197,702	108,466	437,608	190,939
Compensation and benefits	85,048	57,290	206,970	179,614
General and administrative	58,700	23,931	164,516	65,883
Technology	11,515	7,576	33,000	21,424
Professional fees	14,451	10,927	58,014	38,247
Notes interest expense	14,415	7,105	42,726	21,121
Total operating expenses	28,674,608	8,751,430	50,812,561	27,176,289
Other income / (expense):
Unrealized gain / (loss) on notes payable - derivative	—	(2,858)	(35,544)	(15,144)
Other income / (expense), net	957	783	2,547	2,608
Total other income / (expense)	957	(2,075)	(32,997)	(12,536)
Net income / (loss) before taxes	$545,202	$(41,215)	$285,819	$216,599
Income taxes expense / (benefit)	40,145	(7,885)	45,503	(12,602)
Net income / (loss)	$505,057	$(33,330)	$240,316	$229,201
Other comprehensive income (loss), net of tax
Change in fair value of cash flow hedges	(2,605)	—	(2,605)	—
Other comprehensive income (loss)	(2,605)	—	(2,605)	—
Comprehensive income (loss)	$502,452	$(33,330)	$237,711	$229,201
Comprehensive income / (loss) attributed to:
Class B Unit holders of GDH LP	—	(21,079)	(204,745)	156,483
Noncontrolling interests	296,589	—	332,034	—
Class A common stockholders of the Company (1)	$205,863	$(12,251)	$110,422	$72,718

Net income / (loss) per share of Class A common stock (2)
Net income (loss) used in calculation of net income / (loss) per share of Class A common stock (2)	$208,468	$(12,251)	$113,027	$72,718
Basic	$1.19	$(0.10)	$0.76	$0.61
Diluted	$1.01	$(0.10)	$0.56	$0.55
Weighted average shares outstanding used to compute net income / (loss) per share (3)
Basic	174,709,471	125,360,919	148,730,331	118,988,998
Diluted	221,463,809	341,208,036	375,881,574	132,996,975
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

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Financial Position
As of September 30, 2025 and December 31, 2024
(Expressed in thousands of U.S. Dollars except where noted)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,137,426	$462,103
Digital intangible assets (includes $2,673.5 and $1,997.4 million measured at fair value)	3,785,085	2,547,581
Digital financial assets	322,949	359,665
Digital assets loan receivable, net of allowance	1,299,669	579,530
Investments	853,848	834,812
Assets posted as collateral, net of allowance	714,869	277,147
Derivative assets	152,579	207,653
Accounts receivable (includes $4.3 and $4.6 million due from related parties)	71,953	55,279
Digital assets receivable	4,586	53,608
Loans receivable	635,371	476,620
Prepaid expenses and other assets	78,851	26,892
Total current assets	9,057,186	5,880,890
Non-current assets
Digital assets receivable	16,846	7,112
Investments (includes $1,184.0 and $745.5 million measured at fair value)	1,252,354	808,694
Digital intangible assets	56,500	20,979
Loans receivable, non-current	7,300	—
Property and equipment, net	874,059	237,038
Other non-current assets	195,812	107,105
Goodwill	62,659	58,037
Total non-current assets	2,465,530	1,238,965
Total assets	$11,522,716	$7,119,855
Liabilities and Equity
Current liabilities
Derivative liabilities	67,400	165,858
Accounts payable and accrued liabilities (includes $0.0 and $96.9 million due to related parties)	421,355	281,531
Digital assets borrowed	3,055,182	1,497,609
Payable to customers	87,249	19,520
Loans payable	316,916	510,718
Collateral payable	2,547,179	1,399,655
Other current liabilities	235,161	13,034
Total current liabilities	6,730,442	3,887,925
Non-current liabilities
Notes payable	1,150,287	845,186
Digital assets borrowed, non-current	9,580	—
Other non-current liabilities (includes $43.6 and $0.0 million due to related parties)	460,088	192,392
Total non-current liabilities	1,619,955	1,037,578
Total liabilities	8,350,397	4,925,503
Commitments and contingencies (Note 17)
Equity
GDH LP Unit Holders	—	2,194,352
Class A common stock, $0.001 par value; 2,000,000,000 shares authorized and 179,312,261 issued and outstanding	179	—
Convertible Class B common stock,$0.0000000001 par value; 500,000,000 shares authorized and 201,885,332 issued and outstanding	—	—

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Financial Position
As of September 30, 2025 and December 31, 2024
(Expressed in thousands of U.S. Dollars except where noted)
(Unaudited)

Additional Paid in Capital	1,223,981	—
Accumulated other comprehensive income (loss)	(2,605)	—
Retained Earnings	540,811	—
Total stockholders’ equity(1)	1,762,366	2,194,352
Noncontrolling interest	1,409,953	—
Total equity	3,172,319	2,194,352
Total liabilities and equity	$11,522,716	$7,119,855
_______________
(1) For periods prior to the Reorganization Transactions, represents total GDH LP Unit Holders’ Capital.
The accompanying notes are an integral part of these consolidated financial statements.

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Changes in Equity
For the Three and Nine Months Ended September 30, 2025 and 2024
(Expressed in thousands of U.S. Dollars except share/unit data)
(Unaudited)

	Class A Unit Capital		Class B Unit Capital		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2024	125,040,271	$899,736	215,847,117	$1,174,900	—	—	—	—	—	—	—	—	$2,074,636
Equity based compensation	—	6,525	—	11,260	—	—	—	—	—	—	—	—	17,785
Distributions		(3,557)		(6,023)	—	—	—	—	—	—	—	—	(9,580)
Vesting of Class B Units	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of Class B Units	—	—	—	—	—	—	—	—	—	—	—	—	—
Cancellation of Class A Units	(167,371)	(775)	—	—	—	—	—	—	—	—	—	—	(775)
Issuance of Class A Units, net of issuance cost	892,958	3,894	—	—	—	—	—	—	—	—	—	—	3,894
Other		(43)		(488)	—	—	—	—	—	—	—	—	(531)
Income / (loss) for the period		(12,251)		(21,079)	—	—	—	—	—	—	—	—	(33,330)
Balance at September 30, 2024	125,765,858	$893,529	215,847,117	$1,158,570	—	$—	—	$—	$—	$—	$—	$—	$2,052,099

Balance at June 30, 2025	—	$—	—	$—	170,332,037	170	203,885,332	—	1,173,808	—	332,343	1,117,897	2,624,218
Equity based compensation	—	—	—	—	—	—	—	—	6,142	—		7,124	13,266
Distributions	—	—	—	—	—	—	—	—	—	—	—	(9,427)	(9,427)
Cancellation of Class A common stock	—	—	—	—	(1,300,243)	(1)	—	—	(18,427)	—	—	—	(18,428)
Issuance of Class A common stock, net of issuance cost	—	—	—	—	8,280,467	8	—	—	45,483	—	—	—	45,491
Exchange of Class B common stock	—	—	—	—	2,000,000	2	(2,000,000)	—	15,572	—		(15,574)	—
Other	—	—	—	—	—	—	—	—	1,403	—	—	13,344	14,747
Income / (loss) for the period	—	—	—	—	—	—	—	—	—	—	208,468	296,589	505,057
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(2,605)	—	—	(2,605)
Balance at September 30, 2025	—	$—	—	$—	179,312,261	$179	$201,885,332	$—	$1,223,981	$(2,605)	$540,811	$1,409,953	$3,172,319
The accompanying notes are an integral part of these consolidated financial statements.

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Changes in Equity
For the Three and Nine Months Ended September 30, 2025 and 2024
(Expressed in thousands of U.S. Dollars except share/unit data)
(Unaudited)

	Class A Unit Capital		Class B Unit Capital		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2023	109,299,332	$708,481	215,928,474	$1,002,690	—	$—	—	$—	$—	$—	$—	$—	$1,711,171
Equity based compensation	—	19,471	—	35,475	—	—	—		—	—	—	—	54,946
Distributions	—	(19,526)	—	(35,732)	—	—	—	—	—	—	—	—	(55,258)
Vesting of Class B Units	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of Class B Units	81,357	541	(81,357)	(541)	—	—	—	—	—	—	—	—	—
Cancellation of Class A Units	(1,496,901)	(14,591)	—	—	—	—	—	—	—	—	—	—	(14,591)
Issuance of Class A Units, net of issuance cost	17,882,070	126,062	—	—	—	—	—	—	—	—	—	—	126,062
Other	—	373	—	195	—	—	—	—	—	—	—	—	568
Income / (loss) for the period	—	72,718	—	156,483	—	—	—	—	—	—	—	—	229,201
Balance at September 30, 2024	125,765,858	$893,529	215,847,117	$1,158,570	—	$—	$—	$—	$—	$—	$—	$—	$2,052,099

Balance at December 31, 2024	127,577,780	$949,730	215,862,343	$1,244,622	—	$—	—	$—	$—	$—	$—	$—	$2,194,352
Prior to the Reorganization Transactions
Equity based compensation	—	7,547	—	12,655	—	—	—	—	—	—	—	—	20,202
Distributions	—	(15,017)	—	(24,864)	—	—	—	—	—	—	—	—	(39,881)
Exchange of Class B Units	—	—	—	—	—	—	—	—	—	—	—	—	—
Cancellation of Class A Units	(2,208,707)	(26,649)	—	—	—	—	—	—	—	—	—	—	(26,649)
Issuance of Class A Units, net of issuance cost	5,533,779	2,294	—	—	—	—	—	—	—	—	—	—	2,294
Income / (loss) for the period	—	(121,592)	—	(204,745)	—	—	—	—	—	—	—	—	(326,337)
Impact of Reorganization Transactions	(130,902,852)	(796,053)	(215,862,343)	(1,027,392)	130,902,852	131	215,862,343	—	631,523	—	306,192	1,134,298	248,699
After the Reorganization Transactions
Equity based compensation	—	—	—	—	—	—	—	—	9,279	—	—	11,376	20,655

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Changes in Equity
For the Three and Nine Months Ended September 30, 2025 and 2024
(Expressed in thousands of U.S. Dollars except share/unit data)
(Unaudited)

Distribution	—	—	—	—	—	—	—	—	—		—	(9,427)	(9,427)
Cancellation of Class A Units, net of issuance cost	—	—	—	—	(1,441,667)	(2)	—	—	(20,663)	—	—	—	(20,665)
Issuance of Class A common stock, net of issuance cost	—	—	—	—	35,874,065	36	—	—	520,143	—	—	—	520,179
Exchange of Class B common stock	—	—	—	—	13,977,011	14	(13,977,011)	—	82,294	—	—	(82,308)	—
Other	—	(260)	—	(276)	—	—	—	—	1,405	—	—	23,980	24,849
Income / (loss) for the period	—	—	—	—	—	—	—	—	—	—	234,619	332,034	566,653
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(2,605)	—	—	(2,605)
Balance at September 30, 2025	—	$—	—	$—	179,312,261	$179	201,885,332	$—	$1,223,981	$(2,605)	$540,811	$1,409,953	$3,172,319
The accompanying notes are an integral part of these consolidated financial statements.

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating activities
Income / (loss) for the period	$240,316	$229,201
Adjustments for:
Digital assets sales revenue	(16,804,116)	(5,610,308)
Digital assets sales cost	16,776,387	5,791,111
Impairment of digital assets	149,162	41,741
Provision for credit losses	1,024	—
Depreciation and amortization	27,468	33,464
Other impairment loss	87,251	—
Equity based compensation	38,476	54,946
Noncash management fee	(56,925)	—
Noncash borrowing costs	103,813	43,042
Noncash lending and net staking income	(101,473)	(126,412)
Net (gains) / losses from operations	(1,091,745)	(616,504)
Net unrealized (gain) / loss on notes payable – derivative	35,544	15,144
Noncash notes interest expense	30,851	14,446
Taxes	70,099	(11,467)
Other noncash adjustments	1,008	(925)
Changes in operating assets and liabilities:
Digital assets	1,029,302	190,218
Digital assets receivable	9,156	33
Derivative assets / liabilities	115,247	188,434
Accounts receivable	(11,934)	(6,571)
Prepaid expenses and other assets	(52,530)	5,464
Other non-current assets	(140,395)	—
Collateral receivable / payable	(54,866)	70,274
Accounts payable and accrued liabilities	21,013	28,900
Other current liabilities	150,550	(154,924)
Other non-current liabilities	184,265	(6,572)
Net cash provided by / (used in) operating activities	756,948	172,735
Investing activities
Proceeds from repayments and maturities of loans receivable	136,188	152,741
Origination of loans receivable	(300,016)	(154,380)
Purchase of property, equipment and intangible assets	(634,509)	(33,118)
Acquisitions	(1,000)	(2,123)
Disposal of property and equipment	11,346	2,954
Purchase of investments	(2,542,124)	(2,798,053)
Proceeds and distributions from investments	2,619,646	2,374,413
Net cash provided by / (used in) investing activities	(710,469)	(457,566)
Financing activities
Payable to customers	(19,358)	31,769

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Proceeds from loans payable	153,064	391,761
Repayments of loans payable	(168,421)	(236,045)
Margin loans payable, net	(178,445)	—
Proceeds from / (repayments of) notes payable, net of issuance costs	416,153	—
Share issuance, net of costs	522,473	122,562
Distributions	(49,308)	(55,258)
Cancellation of Class A Units withheld	(47,314)	(14,591)
Net cash provided by / (used in) financing activities	628,844	240,198
Net increase / (decrease) in cash and cash equivalents	675,323	(44,633)
Cash and cash equivalents, beginning of period	462,103	316,610
Cash and cash equivalents, end of period	$1,137,426	$271,977
Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash paid during the year for:
Interest	$35,868	$20,366
Taxes	5,203	7,445
Significant noncash investing and financing activities:
Digital assets loan receivable, net of allowance	722,662	219,147
Payables to customers - digital assets	87,087	61,653
Assets posted as collateral	438,228	99,484
Digital assets borrowed	1,567,153	765,490
Collateral payable	1,200,340	494,496
Purchase of investments with noncash contributions	297,373	12,947
Proceeds from investments included in receivables	70	—
Proceeds from investments received as non-cash contributions	223,961	126,986
Additions to property, plant and equipment and intangible assets	121,438	160
Disposals of property, plant and equipment and intangible assets	1,219	—
Reclassification between digital assets receivable and investments	2,192	—
Origination of loans receivable with noncash consideration	—	9,507
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
The Reorganization Transactions were accounted for as a reverse recapitalization with the Company consolidating GDH LP, which was the accounting acquirer and the predecessor entity. Financial information presented for periods prior to the completion of the Reorganization Transactions, including comparative periods, represents that of GDH LP. References to the “Company,” “Galaxy,” “we,” “us” and “our” refer to GDI and its consolidated subsidiaries subsequent to the Reorganization Transactions and GDH LP, the accounting acquirer and predecessor entity, and its consolidated subsidiaries prior to the Reorganization Transactions.
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
Galaxy is a technology-driven diversified financial services and investment management firm that provides institutions with a full suite of scaled financial solutions spanning the digital assets ecosystem. We are strategically positioned to bridge traditional finance and the emerging digital economy. The Company is focused on digital assets and artificial intelligence enabled by high-performance computing technology, and how these technological innovations will alter the way we store and transfer value. The Company manages and reports its activities in the following segments: Digital Assets, Data Centers, and Treasury and Corporate.
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
We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in GDH LP’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 and the interim reporting requirements of Regulation S-X for the three and nine months ended September 30, 2025. Accordingly, certain information and note disclosures

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with GDH LP’s audited consolidated financial statements for the year ended December 31, 2024. The Company’s interim results are not necessarily indicative of its results for a full year.
Change in Presentation
Certain comparative figures in the Company’s condensed consolidated interim statements of operations and other comprehensive income (loss) have been reclassified to conform to the current year’s presentation.
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
Cash Flow Hedge
The Company uses derivative instruments to manage exposure to variability in future cash flows associated with interest payments on the Company’s Credit Agreement (see Note 18 for a description of the Credit Agreement). These derivatives are designated as cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
For derivatives that are designated and qualify as effective cash flow hedges, the change in fair value is recorded in Other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings in the same period or periods during which the hedged cash flows affect earnings. Once reclassified into earnings, the impact will be recognized within General and administrative on the Company’s condensed consolidated interim statements of operations and other comprehensive income (loss).
If a derivative ceases to qualify for hedge accounting, or if the hedging relationship is discontinued, future changes in the fair value of the derivative are recognized in earnings. Amounts previously recorded in OCI are reclassified into earnings in the period when the forecasted transaction affects earnings, unless it is no longer

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
probable that the forecasted transaction will occur, in which case the amounts are reclassified immediately into earnings.
Recent Accounting Developments
In May 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-03, Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This update revises the current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a Variable Interest Entity (“VIE”) that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. This update will be effective for all entities for annual reporting periods beginning after December 15, 2026. The Company does not expect this ASU to have a material impact on our financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software. This update was issued to modernize the accounting for software costs that are accounted for under the current guidance. This update improves the operability of the guidance by removing all references to software development project stages. As such, an entity is required to start capitalizing the software costs when both (1) management has authorized and committee to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended.
ASU 2025-06 will be effective for annual periods commencing after December 15, 2027. The Company is still evaluating the impact of the adoption of this ASU.
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
Fierce
On December 9, 2024, a subsidiary controlled by the Company acquired all shares of Fierce Technology, Inc. (“Fierce”), a financial application software provider, for approximately $12.5 million ($3.0 million in cash and $9.5 million in equity). The Company determined that the acquisition of Fierce constituted a business combination under ASC 805.
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
In August 2025, the Financial Industry Regulatory Authority approved the Company’s acquisition of FIN2, LLC (“FIN2”), which the Company subsequently completed for $425,000. This acquisition was in connection with the Company’s December 2024 acquisition of Fierce. The full amount of the purchase has been allocated to goodwill.
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
4. REVENUES
The following tables provide additional details related to the Company’s Revenues by segment for the three months ended September 30, 2025 and 2024.

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	September 30, 2025
Digital assets sales	$28,199,024	$—	$—	$28,199,024
Fees	106,216	—	(1,937)	104,279
Blockchain rewards	56,918	—	(4,719)	52,199
Proprietary mining	—	—	1,171	1,171
Revenues from contracts with customers	$28,362,158	$—	$(5,485)	$28,356,673

Blockchain rewards from non-customers (1)	2,350	—	262	2,612
Lending	33,236	2,662	6,688	42,586
Total revenues	$28,397,744	$2,662	$1,465	$28,401,871

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	September 30, 2024
Digital assets sales	$8,464,827	$—	$—	$8,464,827
Fees	14,527	—	6,195	20,722
Blockchain rewards	53,590	—	(5,491)	48,099
Proprietary mining	—	—	11,435	11,435
Revenues from contracts with customers	$8,532,944	$—	$12,139	$8,545,083

Blockchain rewards from non-customers (1)	960	—	984	1,944
Lending	21,905	—	1,725	23,630
Total revenues	$8,555,809	$—	$14,848	$8,570,657
_______________
(1)Includes blockchain rewards earned from decentralized finance protocols and third-party staking infrastructure.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following tables provide additional details related to the Company’s Revenues by segment for the nine months ended September 30, 2025 and 2024.

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	September 30, 2025
Digital assets sales	$49,613,572	$—	$—	$49,613,572
Fees	139,883	—	(7,095)	132,788
Blockchain rewards	180,168	—	(15,695)	164,473
Proprietary mining	—	—	13,351	13,351
Revenues from contracts with customers	$49,933,623	$—	$(9,439)	$49,924,184

Blockchain rewards from non-customers (1)	4,610	—	8,609	13,219
Lending	86,785	2,662	12,782	102,229
Total revenues	$50,025,018	$2,662	$11,952	$50,039,632

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	September 30, 2024
Digital assets sales	$26,507,682	$—	$—	$26,507,682
Fees	52,988	—	22,390	75,378
Blockchain rewards	98,983	—	(2,930)	96,053
Proprietary mining	—	—	47,875	47,875
Revenues from contracts with customers	$26,659,653	$—	$67,335	$26,726,988

Blockchain rewards from non-customers (1)	4,544	—	984	5,528
Lending	53,154	—	3,250	56,404
Total revenues	$26,717,351	$—	$71,569	$26,788,920
_______________
(1)Includes blockchain rewards earned from decentralized finance protocols and third-party staking infrastructure.

Contract Liabilities
Contract liabilities consist of deferred revenue and include payments received in advance of performance obligations being met under the terms of the contract. Such amounts are recognized as revenue over the contractual period as the Company satisfies its performance obligations. As of September 30, 2025 and December 31, 2024, the Company had contract liabilities of $57.1 million and $0.0 million, respectively.

5. TRANSACTION EXPENSES
The Company incurred the following Transaction expenses by segment for the three months ended September 30, 2025 and 2024.

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	September 30, 2025
Digital assets sales costs	$28,186,476	$—	$—	$28,186,476
Blockchain reward distributions	46,872	—	(5,198)	41,674
Borrowing costs	47,771	—	3,764	51,535
Mining and hosting costs	—	—	846	846
Other transaction expenses (1)	9,389	—	2,857	12,246
Transaction expenses	$28,290,508	$—	$2,269	$28,292,777

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	September 30, 2024
Digital assets sales costs	$8,454,159	$—	$—	$8,454,159
Blockchain reward distributions	44,590	—	(5,260)	39,330
Borrowing costs	5,762	—	20,870	26,632
Mining and hosting costs	—	—	10,013	10,013
Other transaction expenses (1)	5,241	—	760	6,001
Transaction expenses	$8,509,752	$—	$26,383	$8,536,135
_______________
(1)Other transaction expenses include trading commissions, custody, and exchange fees.

The Company incurred the following Transaction expenses by segment for the nine months ended September 30, 2025 and 2024.

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	September 30, 2025
Digital assets sales costs	$49,572,356	$—	$—	$49,572,356
Blockchain reward distributions	152,959	—	(21,457)	131,502
Borrowing costs	59,997	—	67,086	127,083
Mining and hosting costs	—	—	7,121	7,121
Other transaction expenses (1)	22,534	—	9,131	31,665
Transaction expenses	$49,807,846	$—	$61,881	$49,869,727

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	September 30, 2024
Digital assets sales costs	$26,471,572	$—	$—	$26,471,572
Blockchain reward distributions	83,283	—	(13,745)	69,538
Borrowing costs	11,719	—	51,575	63,294
Mining and hosting costs	—	—	35,734	35,734
Other transaction expenses (1)	16,472	—	2,451	18,923
Transaction expenses	$26,583,046	$—	$76,015	$26,659,061
_______________
(1)Other transaction expenses include trading commissions, custody, and exchange fees.
6. DIGITAL ASSETS
As of September 30, 2025 and December 31, 2024, the Company held digital assets of $4.2 billion and $2.9 billion, respectively. The Company had net gains / (losses) on digital assets of $453.8 million and $570.5 million for

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
the three and nine months ended September 30, 2025, respectively, and $112.0 million and $436.4 million for the three and nine months ended September 30, 2024, respectively.
The following tables provide additional detail related to the Company’s digital assets balance as of September 30, 2025 and December 31, 2024:

(in thousands)	Digital intangible assets, current	Digital financial assets	Digital intangible assets, non-current	September 30, 2025
Digital intangible assets (includes $1,287.5 million measured at fair value)	$1,413,619	$—	$55,635	$1,469,254
Digital financial assets	—	101,551	—	101,551
Total self-custodied (1)	1,413,619	101,551	55,635	1,570,805

Digital intangible assets (includes $850.9 million measured at fair value)	1,002,275	—	865	1,003,140
Digital financial assets	—	45,855	—	45,855
Total held with third parties, including centralized trading platforms	1,002,275	45,855	865	1,048,995

Collateral posted with counterparties (2) (measured at fair value)	536,773	—	—	536,773

Digital assets associated with decentralized finance protocols (2)(3)	832,418	175,543	—	1,007,961
Total digital assets	$3,785,085	$322,949	$56,500	$4,164,534

(in thousands)	Digital intangible assets, current	Digital financial assets	Digital intangible assets, non-current	December 31, 2024
Digital intangible assets (includes $1,480.9 million measured at fair value)	$1,544,377	$—	$75	$1,544,452
Digital financial assets	—	353,459	—	353,459
Total self-custodied (1)	1,544,377	353,459	75	1,897,911

Digital intangible assets (includes $451.4 million measured at fair value)	523,002	—	20,904	543,906
Digital financial assets	—	1,392	—	1,392
Total held with third parties, including centralized trading platforms	523,002	1,392	20,904	545,298

Collateral posted with counterparties (2) (measured at fair value)	85,874	—	—	85,874

Digital assets associated with decentralized finance protocols (3)	394,328	4,814	—	399,142
Total digital assets	$2,547,581	$359,665	$20,979	$2,928,225
_______________
(1)Includes digital assets subject to sale restrictions, as well as certain digital assets bonded to validator nodes. Excludes digital assets issued by decentralized finance protocols which are self-custodied.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
(2)Digital intangible assets posted as collateral under master loan agreements to third parties, for which control has not transferred, supports digital asset and fiat borrowings of $382.6 million and $53.7 million as of September 30, 2025 and December 31, 2024, respectively.
(3)Digital assets associated with decentralized finance protocols collectively support borrowings on these platforms of $115.0 million and $124.9 million as of September 30, 2025 and December 31, 2024, respectively. Decentralized finance protocols typically require borrowers to maintain a loan to value ratio of no greater than approximately 80% and 95%, collateral dependent. Includes self-custodied wrapped digital assets and digital assets held in smart contracts where the Company retains control.

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
The Company held $112.7 million and $59.9 million of digital assets restricted by lock-up schedules as of September 30, 2025 and December 31, 2024, respectively. The fair value of digital assets subject to sale restrictions by lock-up schedule acquired prior to January 1, 2024 includes a discount for lack of marketability. Sale restrictions associated with these digital assets range from less than one week to approximately 2 years.
Staked Digital Assets
The Company had staked $261.9 million and $371.7 million of digital assets, including digital assets staked on decentralized finance protocols (i.e., liquid staked tokens), as of September 30, 2025 and December 31, 2024, respectively. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods on the respective blockchains. As of September 30, 2025 and December 31, 2024, the majority of the Company’s staked digital assets on various blockchains, including Ethereum, could be unbonded within 7 and 11 days, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Significant Digital Asset Holdings
The Company’s digital asset balance includes digital assets borrowed from counterparties, deposited by counterparties as collateral for which Galaxy has control, and any digital assets which Galaxy has pledged as collateral and retains control. The following tables show the Company’s most significant gross digital asset holdings as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands except for quantity)	Quantity	Historical cost	Carrying value
Bitcoin	18,400	$2,087,617	$2,098,313
USDC	138,936,587	139,676	138,881
SOL	659,207	137,055	137,563
SUSDC	116,838,833	124,847	124,943
Ether	29,200	117,203	121,037
HYPE	2,306,639	69,021	104,401
USDS	35,102,923	35,304	35,176
NEAR	11,115,528	35,248	29,223
Other	not meaningful	278,844	263,384
Digital assets measured at fair value		3,024,815	3,052,921
Digital assets not measured at fair value	not meaningful	1,147,049	1,111,613
Total digital assets		$4,171,864	$4,164,534

	December 31, 2024
(in thousands except for quantity)	Quantity	Historical cost	Carrying value
Bitcoin	13,704	$1,335,194	$1,277,816
Ether	112,248	378,907	373,871
USDC	333,713,029	334,224	333,652
SOL	498,767	73,567	94,288
UNI	5,216,565	71,911	68,922
TIA	9,626,784	17,995	34,116
Other	not meaningful	231,228	195,357
Digital assets measured at fair value		2,443,026	2,378,022
Digital assets not measured at fair value	not meaningful	598,295	550,203
Total digital assets		$3,041,321	$2,928,225
As of September 30, 2025, Aave, Spark, and Kamino represented approximately 41%, 19%, and 17%, respectively, of the Company’s digital assets associated with decentralized finance protocols. As of December 31, 2024, Sky DAO (f.k.a. Maker DAO), Coinbase (via wrapped tokens), and Aave represented approximately 41%, 18%, and 10%, respectively, of the Company’s digital assets associated with decentralized finance protocols.
7. DIGITAL ASSETS LOAN RECEIVABLE AND DIGITAL ASSETS BORROWED
In the ordinary course of business, the Company enters into agreements to borrow digital assets to finance the Company’s trading operations. The Company may lend digital assets borrowed from counterparties or acquired through other operations. As of September 30, 2025 and December 31, 2024, no Digital asset loans receivable were past due.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Digital Assets Loan Receivable, Net of Allowance

(in thousands)	September 30, 2025	December 31, 2024
Digital asset loans receivable	$1,299,845	$579,954
Less: Allowance for credit losses	(176)	(424)
Digital asset loans receivable, net	$1,299,669	$579,530
Collateral Payable Associated with Digital Assets Loan Receivable

(in thousands)	September 30, 2025	December 31, 2024
Collateral payable — Digital assets	$1,595,647	$673,427
Collateral payable — Cash	15,166	44,535
Collateral payable associated with digital assets loan receivable	$1,610,813	$717,962
Digital Assets Borrowed

(in thousands)	September 30, 2025	December 31, 2024
Digital assets borrowed — current	$3,055,182	$1,497,609
Digital assets borrowed — non-current	9,580	—
Digital assets borrowed	$3,064,762	$1,497,609
The Company borrows digital assets from both over-the-counter and decentralized finance sources. The most significant digital assets borrowings as of September 30, 2025 were bitcoin, USDC, tether, ether, and SOL, including associated wrapped tokens, which represented approximately 95% of total Digital assets borrowed. The most significant digital assets borrowings as of December 31, 2024 were bitcoin, ether, DAI, and SOL, including associated wrapped tokens, which represented approximately 87% of total Digital assets borrowed.
Assets Posted as Collateral Associated with Digital Assets Borrowed, Current and Non-current

(in thousands)	September 30, 2025	December 31, 2024
Assets posted as collateral — Digital assets	$550,245	$84,221
Less: Allowance for credit loss	(3,489)	(826)
Assets posted as collateral associated with digital assets borrowed	$546,756	$83,395
Collateral deposited in decentralized finance protocols associated with digital asset loans payable to the decentralized protocols are recognized in Digital intangible assets. Collateral posted with counterparties for which the Company retains control are also recognized in Digital intangible assets. Refer to Note 6 for additional information regarding Digital intangible assets.
8. DERIVATIVES
Derivatives not designated as hedging instruments
The Company enters into derivative contracts primarily for the purpose of trading, risk management, and hedging of operating costs. The Company recognized net derivative gain related to free-standing derivatives of $65.4 million and $161.2 million for the three and nine months ended September 30, 2025, respectively, and $16.3 million and $205.3 million for the three and nine months ended September 30, 2024, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The breakdown of the Company’s derivatives portfolio, as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025
(in thousands)	Notional Amounts (1)	Derivative Assets	Derivative Liabilities
Digital assets	$4,289,937	$119,910	$(48,948)
Foreign currencies	354,282	4,433	(3,877)
Equity securities	2,210,091	19,316	(12,707)
Interest rates	289,446	97	(1,054)
Commodities	64,284	1,954	(814)
	7,208,040	145,710	(67,400)

Digital assets receivable	7,153	21,432	—
Embedded derivatives — Digital assets borrowed	2,970,695	58,818	(152,885)
Embedded derivatives — Collateral payable	2,249,077	65,125	(341,053)
Embedded derivatives — Payable to customer	88,907	1,820	—

	December 31, 2024
(in thousands)	Notional Amounts (1)	Derivative Assets	Derivative Liabilities
Digital assets	$4,685,112	$185,208	$(145,493)
Foreign currencies	19,259	12,064	(10,483)
Equity securities	1,049,846	10,343	(9,683)
Interest rates	5,002	19	(13)
Commodities	10,583	19	(186)
	5,769,802	207,653	(165,858)

Digital assets receivable	3,911	60,720	—
Embedded derivatives — Digital assets borrowed	1,269,013	24,039	(252,635)
Embedded derivatives — Collateral payable	1,219,247	55,848	(161,261)
Embedded derivatives — Notes payable	847,500	—	(136,192)
_______________
(1)Notional amounts represent the U.S. Dollar denominated size of the underlying assets for the derivative instruments. While the notional amounts disclosed above give an indication of the volume of the Company’s derivatives activity, they do not accurately reflect the Company’s economic exposure as they do not reflect the Company’s long and short derivative positions.

The table below represents the breakdown of collateral payable and assets posted as collateral associated with derivative positions as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Collateral payable — Digital assets	$47,876	$30,600
Collateral payable — Cash	7,014	30,460
Collateral payable associated with derivatives	$54,890	$61,060

Assets posted as collateral — Digital assets	19	$—
Assets posted as collateral — Cash	2,050	—
Assets posted as collateral associated with derivatives	$2,069	$—

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Derivatives designated as hedging instruments
The Company enters into derivatives designated as cash flow hedges to manage exposure to variability in future cash flows associated with interest payments.
The breakdown of the Company's portfolio of derivatives designated as hedging instruments as September 30, 2025 was as follows:

	September 30, 2025
(in thousands)	Notional Amounts	Derivative Assets	Derivative Liabilities
Interest rates	1,400,000	6,869
Derivatives designated as cash flow hedges	$1,400,000	$6,869	$—
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges for the following periods:

	Three months ended	Nine months ended
(in thousands)	September 30, 2025	September 30, 2025
Gain / (loss) recognized in OCI	(2,605)	(2,605)
Derivatives designated as cash flow hedges	$(2,605)	$(2,605)
9. INVESTMENTS
Net gain / (loss) on investments included in Gains / losses from operations in the Company’s condensed consolidated interim statements of operations consists of the following:
•Net realized gains / (losses) related to sales of investments were $143.5 million and $264.1 million for the three and nine months ended September 30, 2025, respectively, and $73.8 million and $(86.2) million for three and nine months ended September 30, 2024, respectively.
•Net unrealized gains / (losses) related to investments were $153.2 million and $94.8 million for the three and nine months ended September 30, 2025, respectively, and $(60.5) million and $61.0 million for the three and nine months ended September 30, 2024, respectively.
Accumulated net unrealized gains / (losses) related to investments held by the Company in the Company’s condensed consolidated interim statements of financial position were $731.3 million and $627.1 million as of September 30, 2025 and December 31, 2024, respectively.
Investments at Measurement Alternative
The following table presents investments for which the measurement alternative has been elected. These investments have been valued at cost less impairment and where applicable at observable transaction prices based on orderly transactions for the identical or similar investments of the same issuer.

		Impairment		Upward Adjustments
(in thousands)	Carrying Value	Period to date	Cumulative	Period to date	Cumulative
September 30, 2025	$67,158	$(16,857)	$(74,315)	$6,853	$70,046
December 31, 2024	$63,227	$(6,990)	$(59,608)	$2,214	$63,652

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

	September 30, 2025			December 31, 2024
(in thousands)	Fair Value of Investment	Unfunded Commitments	Maximum Exposure	Fair Value of Investment	Unfunded Commitments	Maximum Exposure
Sponsored Investment Funds	$359,580	$43,337	$402,917	$398,386	$56,725	$455,111
Other VIE’s	206,738	12,294	219,032	143,145	12,294	155,439
Total	$566,318	$55,631	$621,949	$541,531	$69,019	$610,550
11. FAIR VALUE OPTION
The Company elected the fair value option for certain eligible assets. The following table summarizes the financial instruments for which the fair value option has been elected:

(in thousands)	September 30, 2025	December 31, 2024
Assets
Digital financial assets	$322,949	$359,665
Investments	934,729	558,093
Total	$1,257,678	$917,758

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
Realized and unrealized gains / (losses) on financial instruments for which the fair value option has been elected are recorded in Gains / (losses) from operations in the Company’s condensed consolidated interim statements of operations. The following table presents the realized and net change in unrealized gains / (losses) on the financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2025		2024
(in thousands)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)
Investments	$55,310	$48,195	$72,493	$(63,003)

	Nine Months Ended September 30,
	2025		2024
(in thousands)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)
Investments	$87,823	$18,133	$75,695	$43,670
Realized and unrealized gains for digital assets classified as financial assets were $6.0 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, and were not significant for the three and nine months ended September 30, 2024.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
12. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Items measured on a recurring basis at fair value:

	As of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Digital financial assets	$157,944	$165,005	$—	$322,949
Digital intangible assets at fair value	2,402,298	326,843	831	2,729,972
Digital assets loan receivable, net of allowance — Financial assets	—	380,127	—	380,127
Digital assets receivable	49	—	21,383	21,432
Assets posted as collateral — Digital assets	—	716,754	—	716,754
Derivative assets	129,709	22,870	—	152,579
Embedded derivative — Collateral payable — Digital assets	—	65,125	—	65,125
Embedded derivative — Digital assets borrowed	—	58,818	—	58,818
Embedded derivative - Payable to customer	—	1,820	—	1,820
Investments(1)	843,960	99	866,878	1,710,937
	$3,533,960	$1,737,461	$889,092	$6,160,513
Liabilities
Investments sold short(2)	$213,941	$—	$—	$213,941
Derivative liabilities	43,426	23,974	—	67,400
Embedded derivative — Digital assets borrowed	—	152,885	—	152,885
Embedded derivative — Collateral payable	—	341,053	—	341,053
	$257,367	$517,912	$—	$775,279
__________________
(1)Excludes equity securities measured utilizing net asset value as a practical expedient of $328.1 million and investments utilizing the measurement alternative of $67.2 million as they are without readily determinable fair values.
(2)Investments sold short are included in Other current liabilities in the Company’s condensed consolidated interim statements of financial position.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Digital financial assets	$354,851	$4,814	$—	$359,665
Digital intangible assets at fair value	1,929,661	68,239	20,457	2,018,357
Digital assets loan receivable, net of allowance — Financial assets	—	393,734	—	393,734
Digital assets receivable	204	24	60,492	60,720
Assets posted as collateral — Digital assets	—	278,527	—	278,527
Derivative assets	188,836	18,817		207,653
Embedded derivative — Collateral payable	—	55,848	—	55,848
Embedded derivative — Digital assets borrowed	—	24,039	—	24,039
Investments(1)	751,220	—	524,573	1,275,793
	$3,224,772	$844,042	$605,522	$4,674,336
Liabilities
Investments sold short	$6,524	$—	$—	$6,524
Derivative liabilities	58,155	107,703		165,858
Embedded derivative — Digital assets borrowed		252,635		252,635
Embedded derivative — Collateral payable		161,261		161,261
Embedded derivative — Notes payable	—	—	136,192	136,192
	$64,679	$521,599	$136,192	$722,470
__________________
(1)Excludes equity securities measured utilizing net asset value as a practical expedient of $304.5 million and equity securities utilizing the measurement alternative of $63.2 million as they are without readily determinable fair values.
Nonrecurring Fair Value Measurements
Impairment losses are recognized for Digital intangible assets carried at the lower of cost or impaired value and Property and equipment, net when their carrying amounts exceed fair value. See Note 14 for additional information on impairment of Property and equipment. The carrying values for Digital intangible assets carried at the lower of cost or impaired value were $1.1 billion and $550.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company categorized the fair value measurements for Property and equipment, net as Level 3.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level 3 inputs have been used to determine fair value for the periods ended September 30, 2025 and December 31, 2024, respectively.

(in thousands) Assets	Fair value, Beginning Balance	Purchases	Sales /Distributions	Net Realized Gain / (Loss)	Net Unrealized Gain / (Loss)	Transfers in /(out) of Level 3	Fair value, Ending Balance
Digital intangible assets
September 30, 2025	$20,457	$—	$—	$—	$(1,255)	$(18,371)	$831
December 31, 2024	$68,004	$—	$—	$—	$(17,043)	$(30,504)	$20,457
Digital assets receivable
September 30, 2025	$60,492	$2,250	$—	$—	$7,644	$(49,003)	$21,383
December 31, 2024	$20,569	$—	$(4,727)	$4,724	$52,477	$(12,551)	$60,492
Investments
September 30, 2025	$524,573	$423,351	$(268,501)	$148,128	$56,638	$(17,311)	$866,878
December 31, 2024	$364,576	$129,188	$(221,564)	$117,036	$119,803	$15,534	$524,573
Embedded derivative — Notes payable
September 30, 2025	$136,192	$—	$—	$—	$—	$(136,192)	$—
December 31, 2024	$10,472	$93,993	$—	$—	$31,727	$—	$136,192
Transfers in and out of Level 3 are considered to have occurred at the beginning of the period the transfer occurred. For the period ended September 30, 2025, gross transfers into Level 3 were $4.9 million and gross transfers out of Level 3 were $225.8 million. The transfers into Level 3 for Investments were due to fair value adjustments determined by unobservable market inputs. The transfers into Level 3 for Digital assets receivable were due to underlying token launches of contracts held. The transfers out of Level 3 for Investments were due to conversion of warrants and preferred stock into publicly traded common stock. Transfers out of Level 3 for Digital assets receivable and Digital assets were due to removal of restrictions. Transfers out of Level 3 for Embedded derivative - Notes payable was due to the Reorganization Transactions. See Note 18 for additional information. For the year ended December 31, 2024, gross transfers into Level 3 were $21.2 million and gross transfers out of Level 3 were $48.7 million. The transfers into Level 3 for Investments were due to fair value adjustments determined by unobservable market inputs. The transfers into Level 3 for Digital assets receivable were due to underlying token launches of contracts held. Transfers out of Level 3 for Investments related to a conversion of a convertible note upon emergence from a bankruptcy during the year. Transfers out of Level 3 for Digital assets receivable and Digital assets were due to the removal of restrictions.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following table presents additional information about valuation methodologies and significant unobservable inputs used for assets and liabilities that are measured and reported at fair value and categorized within Level 3 as of September 30, 2025 and December 31, 2024, respectively:

Financial Instrument	Fair Value at September 30, 2025 (in thousands)	Significant Unobservable Inputs	Range	Weighted Average
Digital intangible assets	$831	Marketability discount	11.4%	11.4%
Digital assets receivable	$21,383	Marketability discount	2.3% - 75.0%	54.9%
Investments	$866,878	Time to liquidity event (years)	0.3 - 10.0	5.7
		Annualized equity volatility	60.0% - 90.0%	80.2%
		Risk free rate	3.4% - 4.3%	3.9%
		Market adjustment discount	25.0% - 90.0%	24.2%
		Market adjustment premium	150.0% - 180.0%	173.0%
		Marketability discount	16.8% - 35.0%	26.5%
		Expected dividend payout ratio	—%	—%
		Enterprise value to LTM revenue multiple	2.5x - 3.8x	3.3x
		Enterprise value to projected revenue multiple	3.5x - 5.5x	4.8x
		Enterprise value to annualized revenue	2.5x - 10.0x	5.3x
		EV to gross profit	6.0x	6.0x
		Recovery percentage	44.0%	44.0%

Financial Instrument	Fair Value at December 31, 2024 (in thousands)	Significant Unobservable Inputs	Range	Weighted Average
Digital intangible assets	$20,457	Marketability discount	15.9% - 45.2%	32.1%
Digital assets receivable	$60,492	Marketability discount	5.5% - 72.8%	35.8%
Investments	$524,573	Time to liquidity event (years)	1.0 - 5.0	4.1
		Annualized equity volatility	70.0% - 90.0%	88.8%
		Risk free rate	3.4% - 4.4%	4.2%
		Market adjustment discount	30.0% - 90.0%	41.0%
		Market adjustment premium	25.0% - 130.0%	79.6%
		Marketability discount	3.5% - 51.8%	26.0%
		Expected dividend payout ratio	—%	—%
		Enterprise value to LTM revenue multiple	2.5x - 16.8x	10.8x
		Enterprise value to projected revenue multiple	2.0x - 10.5x	7.0x
		Enterprise value to annualized revenue	3.5x - 9.0x	6.7x
		Enterprise value to LTM volume	3.0x	3.0x
		Enterprise Value to ARR	8.5x - 15.8x	10.9x
		Price to tangible book value	1.5x	1.5x
		Enterprise value to projected EBITDA	9.0x - 14.0x	11.5x
		Scenario probability	35.0%	35.0%
		Recovery percentage	35.0% - 61.6%	51.5%
Embedded derivative — Notes payable	$136,192	Volatility	45.6% - 75.0%	55.4%
		Risk free rate	4.2% - 4.4%	4.3%
		Time-step (years)	0.004	0.004

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

	As of September 30, 2025
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,137,426	$1,137,426	$1,137,426	$—	$—
Assets posted as collateral – Cash	2,050	2,050	—	2,050	—
Accounts receivable	71,953	71,953	—	71,953	—
Loans receivable	642,671	642,671	—	642,671	—
Total Assets	$1,854,100	$1,854,100	$1,137,426	$716,674	$—
Accounts payable and accrued liabilities	$421,355	$421,355	$—	$421,355	$—
Notes payable	1,150,287	1,232,373	—	1,232,373	—
Collateral payable — Cash	22,180	22,180	—	22,180	—
Payable to customers — Cash	87,249	87,249	—	87,249	—
Loans payable	316,916	316,916	—	316,916	—
Settlement liability	149,445	151,029	—	151,029	—
Total Liabilities	$2,147,432	$2,231,102	$—	$2,231,102	$—

	As of December 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$462,103	$462,103	$462,103	$—	$—
Assets posted as collateral – Cash	—	—	—	—	—
Accounts receivable	55,279	55,279	55,279	—	—
Loans receivable	476,620	476,620	—	476,620	—
Total Assets	$994,002	$994,002	$517,382	$476,620	$—
Accounts payable and accrued liabilities	$281,531	$281,531	$281,531	$—	$—
Notes payable	845,186	836,402	—	836,402	—
Collateral payable — Cash	74,995	74,995	—	74,995	—
Payable to customers — Cash	19,520	19,520	—	19,520	—
Loans payable	510,718	510,718	—	510,718	—
Settlement liability	149,445	151,029	—	151,029	—
Total Liabilities	$1,881,395	$1,874,195	$281,531	$1,592,664	$—
13. LOANS RECEIVABLE
In the general course of business, the Company offers fiat-denominated loans to counterparties against digital assets or other collateral. No loans receivable were on nonaccrual status as of September 30, 2025 or December 31, 2024.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Loans Receivable, Current and Non-current

(in thousands)	September 30, 2025	December 31, 2024
Loans receivable	$635,919	$476,620
Loans receivable, non-current	7,300	—
Less: allowance for credit loss	(548)	—
Loans receivable, current and non-current	$642,671	$476,620
Loans receivable are scheduled to be repaid during the following periods:

(in thousands)	Amounts
2025	$576,114
2026	60,293
2027	1,088
2028	3,688
2029	1,188
2030	300
Loans receivable, current and non-current	$642,671
Balances represent loan principal and exclude accrued interest receivable on loans.
Collateral Payable Associated with Loans Receivable, Current and Non-current

(in thousands)	September 30, 2025	December 31, 2024
Collateral payable — Digital assets	$881,476	$620,633
Collateral payable — Cash	—	—
Collateral payable associated with loans receivable, current and non-current	$881,476	$620,633
Interest income related to the Company’s Loans receivable was $11.4 million and $38.1 million for the three and nine months ended September 30, 2025, respectively, and $12.9 million and $38.3 million for the three and nine months ended September 30, 2024, respectively.
14. PROPERTY AND EQUIPMENT
The following table represents property and equipment balances and accumulated depreciation as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Corporate assets (1)	$12,792	$11,093
Mining equipment	162,977	172,572
Data center infrastructure (2)	67,669	113,710
Land	35,129	12,809
WIP / Construction in progress (3)	803,955	35,777
Property and equipment, gross	1,082,522	345,961
Less: Accumulated depreciation	(70,224)	(57,934)
Less: Impairment (4)	(138,239)	(50,989)
Property and equipment, net	$874,059	$237,038

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
__________________
(1)Corporate assets balances primarily relate to computer equipment, leasehold improvements, and furniture and fixtures.
(2)Data center infrastructure comprises land and improvements associated with our mining and Artificial Intelligence (“AI”) and High Performance Computing (“HPC”) leasing businesses. During the nine months ended September 30, 2025, a portion of data center infrastructure assets were transferred to WIP / Construction in progress as they are undergoing enhancements to support deployment of Galaxy’s AI/HPC operations.
(3)WIP/Construction in progress related to data center infrastructure under construction.
(4)Recognized in General and administrative expenses in the Company’s condensed consolidated interim statements of operations.

Depreciation expense of $3.4 million and $15.6 million for the three and nine months ended September 30, 2025, respectively, and $8.4 million and $22.7 million for the three and nine months ended September 30, 2024, respectively, is included in General and administrative expenses in the Company’s condensed consolidated interim statements of operations.
Impairment of Mining Equipment and Related Infrastructure
The Company assesses mining equipment and related infrastructure for impairment when a triggering event is identified. As a result of a change of anticipated use of the mining equipment and related infrastructure in fiscal year 2025 during the three and nine months ended September 30, 2025, the Company recognized an impairment of $38.0 million and $87.3 million, respectively, in relation to its mining equipment and related infrastructure, including assets in WIP/Construction in progress, which was applicable to the Treasury and Corporate segment. Impairment testing of assets held for use requires determination of recoverability using unobservable inputs such as estimated future cash flows and involves significant judgment. The Company estimated the future cash flows related to mining equipment and related infrastructure using the bitcoin price and network difficulty, as well as expected hosting cost as key inputs.
15. LEASES
Lessor
Deferred lease revenue represents payments received in advance of the Company’s performance obligation under the lease agreements in its Data Centers segment. Deferred lease revenue is recognized as income on a straight-line basis over the term of the lease agreement.

(in thousands)	Nine Months Ended September 30, 2025
Beginning balance	$—
Lease billings in advance of performance obligation	133,333
Revenue recognized during the period	—
Ending Balance	$133,333
Lessee
The Company enters into leases primarily for real estate, substantially all of which are used in connection with its operations.
Operating lease costs were $1.4 million and $4.4 million for the three and nine months ended September 30, 2025, respectively, and $1.5 million and $4.5 million for the three and nine months ended September 30, 2024, respectively. Variable lease costs, which are included in operating lease costs, were not material for the three and nine months ended September 30, 2025 and September 30, 2024.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Supplemental disclosures for the Company’s condensed consolidated interim statements of cash flows:

(in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net cash provided by / (used in) operating activities
Cash paid in the measurement of operating lease liabilities	$4,197	$4,457
Supplemental statement of financial position and other disclosures related to operating lease right-of-use assets:

(in thousands, except lease term and discount rate)	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$9,222	$8,223
Operating lease liabilities	11,308	10,229
Weighted average remaining lease term	3.2 years	3.6 years
Weighted average discount rate(1)	10%	10%
__________________
(1)The weighted average discount rate represents the Company’s incremental borrowing rate.
The following table represents future minimum lease payments of the Company’s operating lease liabilities as of September 30, 2025:

(in thousands)	Lease liability
Year ending December 31,
2025	$1,428
2026	4,613
2027	4,111
2028	3,522
2029	429
Total future minimum lease payments	14,103
Less: Interest	2,795
Total lease liability	$11,308
16. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table reflects the changes in the carrying amount of goodwill:

(in thousands)	September 30, 2025	December 31, 2024
Balance, beginning of period	$58,037	$44,257
Additions due to acquisitions (Note 3)	4,622	13,780
Balance, end of period	$62,659	$58,037
The Company recognized no impairment of Goodwill for the periods ended September 30, 2025 and September 30, 2024. All goodwill is allocated to the Digital Assets segment.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Other Intangible Assets
The following table represents intangible assets and accumulated amortization as September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Software technology (1)	$44,252	$40,508
Other purchased finite-life intangible assets	13,701	13,701
Indefinite-lived intangible asset	1,761	1,761
Intangible assets, gross	59,714	55,970
Less: Accumulated amortization	(30,448)	(18,619)
Intangible assets, net	$29,266	$37,351
_________________
(1)Includes capitalized equity based compensation of $4.5 million and $3.1 million as of September 30, 2025 and December 31, 2024, respectively.
The Company estimates that there is no significant residual value related to its finite-life intangible assets. The expected future amortization expense for currently amortizing finite-life intangible assets for the next five years is as follows:

(in thousands)	Amounts
2025	$4,433
2026	9,573
2027	6,648
2028	5,330
2029 and beyond	403
Total future amortization expense	$26,387
17. COMMITMENTS AND CONTINGENCIES
Leases
As of September 30, 2025 and December 31, 2024, the Company had commitments primarily under three leases. Refer to Note 15 for further information on lease commitments.
Investment and Loan Commitments
As of September 30, 2025 and December 31, 2024, the Company was obligated to seven portfolio companies, all of which are non-consolidated variable interest entities (VIEs), to fund up to $55.6 million and $69.0 million, respectively. Subsequent to the period ended September 30, 2025, $1.5 million of this amount has been funded. Refer to Note 10 for further information on VIEs.
As of September 30, 2025 and December 31, 2024, the Company had outstanding credit facilities to counterparties and arrangements to finance delayed trading settlement up to three days totaling $80.0 million and $60.0 million, respectively, and had funded $79.9 million and $39.9 million in relation to these facilities as of September 30, 2025 and December 31, 2024, respectively. Credit facilities are supported by counterparties’ assets. There were no additional fundings of these facilities subsequent to period end.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Contractual Commitments
As of September 30, 2025 and December 31, 2024, the Company had an outstanding commitment for the construction of improvements at its Helios facility totaling $908.8 million and $9.1 million, respectively.
Indemnifications
The Company has provided standard representations for agreements and customary indemnification for claims and legal proceedings. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, counterparties to these transactions often provide comparable indemnifications. The Company is unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, it is not possible to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. The Company believes, however, that the possibility of making any material payments for these indemnifications is remote. As of September 30, 2025 and December 31, 2024, there was no liability accrued under these arrangements.
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
Luna Matters: On March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve civil claims relating to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. As of September 30, 2025, the Company had accrued a legal provision of $149.4 million. The accrued amounts include the impact of discounting the estimated cash flows at a rate of approximately 4.3%. The undiscounted amount of the settlement was $160.0 million as of September 30, 2025 and payable between 2026 and 2028, with a payment of $40.0 million in 2026, and a payment of $60.0 million in each of 2027 and 2028. Under the terms of the settlement, Galaxy also agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
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

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Tax Distributions
The GDH LP 7th Amended and Restated Limited Partnership Agreement (the “LPA”), executed in connection with the Reorganization Transactions in May 2025, provides for pro rata cash distributions to the holders of LP Units for purposes of funding partner tax obligations in respect of the taxable income of GDH LP that is allocated to them. Generally, these tax distributions are computed based on GDH LP’s estimate of the net taxable income of GDH LP allocable to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident of New York, New York (taking into account the non-deductibility of certain expenses and the character of GDH LP’s income). Amounts distributed pursuant to such tax distribution provision were treated as an advance against, and reduced (on a dollar for dollar basis), future amounts that would otherwise be distributable to such holders of LP Units. Prior to the Reorganization Transactions, GDH LP’s then-effective limited partnership agreement permitted the prior general partner of GDH LP, Galaxy Digital Holdings GP LLC (“GDH GP LLC”), to direct GDH LP to make tax distributions to the holders of LP Units.
Tax-related distributions of $9.4 million and $49.3 million were paid during the three and nine months ended September 30, 2025, respectively, and tax-related distributions of $9.6 million and $55.3 million were paid during the three and nine months ended September 30, 2024, respectively.
In December 2021, July 2024, and during the nine months ended September 30, 2025, the Company contributed approximately $523.0 million, $20.0 million, and $634.8 million, respectively, into wholly-owned subsidiaries through which the Company operates bitcoin mining, qualified digital assets and blockchain related activities, and AI/HPC leasing activities in qualified opportunity zones. The qualified opportunity zone program was established by Congress under the Tax Cuts and Jobs Act of 2017 to encourage long-term investments in low-income urban and rural communities nationwide, and through which taxpayers may defer eligible capital gains provided they meet the program’s requirements. In December 2026, the Company will be required to recognize capital gains on 90% of the contributed amount for U.S. federal tax purposes, which will be allocated to the limited partner unit holders of GDH LP including the noncontrolling interest holders of the Company, in accordance with their ownership interests at that time. As such depending on facts and circumstances at that time, the Company may be required to make additional tax distributions to its noncontrolling interest holders.
18. LOANS AND NOTES PAYABLE
Loans Payable
In the ordinary course of business the Company may borrow fiat currency, such as US dollars, to facilitate digital asset trading and lending activity. For the majority of these loans, there is no set repayment term and the Company can prepay without penalty.

(in thousands)	September 30, 2025	December 31, 2024
Loans payable	$316,916	$510,718
Interest expense related to the Company’s loans payable was $3.9 million and $11.7 million for the three and nine months ended September 30, 2025, respectively, and $3.6 million and $8.2 million for the three and nine months ended September 30, 2024, respectively.
Assets Posted as Collateral Associated with Loans Payable

(in thousands)	September 30, 2025	December 31, 2024
Assets posted as collateral — Digital assets	$166,490	$194,306
Less: Allowance for credit losses	(446)	(554)
Assets posted as collateral associated with digital asset loans payable	$166,044	$193,752

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
Prior to the Reorganization Transactions, the Company determined that the exchange features represented derivative financial instruments embedded in the Exchangeable Notes as the notes were exchangeable for ordinary shares of GDH Ltd., an unconsolidated affiliate. The exchange feature was recorded at fair value as a discount to the value of the Exchangeable Notes as of the applicable inception date. Accordingly, the Company recorded aggregate discounts of $71.0 million and $94.0 million for the fair value of the derivative liability at inception of the 2026 Exchangeable Notes and the 2029 Exchangeable Notes, respectively. The difference between the proceeds allocated to the exchangeable instrument at issuance and the fair value of the exchange feature was allocated to the host contract. Upon the completion of the Reorganization Transactions, given the Exchangeable Notes are now exchangeable for Class A common stock of GDI, the embedded derivative no longer meets the bifurcation criteria and the net loss from the inception of the derivative was reclassified to equity which is reflected in the Impact of Reorganization Transactions in the Company’s condensed consolidated interim statements of changes in equity. As of December 31, 2024, the Exchangeable Notes and the associated derivative liability are shown as Notes payable in the Company’s condensed consolidated interim statements of financial position.
On initial recognition of the 2026 Exchangeable Notes and the 2029 Exchangeable Notes, debt issuance costs of $13.4 million and $13.6 million, respectively, were recognized as a reduction of Notes payable and are being expensed over the term of the debt. The unamortized debt issuance cost as of September 30, 2025 and December 31, 2024 was $15.0 million and $18.5 million, respectively. As of September 30, 2025 and December 31, 2024, there was $847.5 million in principal outstanding of the Exchangeable Notes.
The interest expense from the Exchangeable Notes for the three and nine months ended September 30, 2025 was $14.4 million and $42.7 million, including coupon interest of $5.9 million and $17.6 million, respectively, and $7.1 million and $21.1 million, including coupon interest of $3.3 million and $10.0 million, for the three and nine months ended September 30, 2024, respectively. The effective interest rates on the 2026 and 2029 Exchangeable Notes are 7.0% and 9.2%, respectively.
Credit Agreement
On August 15, 2025, Galaxy Helios I LLC (“Galaxy Helios I”), a wholly owned subsidiary of GDH LP, entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG providing for a senior secured term loan facility in an aggregate principal amount of up to $1.4 billion. The intended use for this facility is to finance the construction and development of a data center project in Dickens County, Texas and related costs. As of September 30, 2025, the outstanding amount drawn on this facility was $433.5 million, which is recognized within Notes payable in the Company’s condensed consolidated interim statements of financial position.
Commitments under the Credit Agreement will mature on August 15, 2028, unless otherwise earlier terminated pursuant to the terms of the Credit Agreement. Galaxy Helios I may repay amounts borrowed and/or terminate the commitments under the Credit Agreement (in whole or part) at any time subject to the payment of a Prepayment Premium (as defined in the Credit Agreement).

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Loans under the Credit Agreement bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 4.75%, subject to a floor of 2.5%. The Company utilizes cash flow hedges, primarily interest rate caps, to mitigate its exposure to variability in the associated interest rate.
Subject to customary exceptions, the Credit Agreement contains certain limitations on the ability of Galaxy Helios I to engage in certain activities, including incurring indebtedness and liens, making investments, entering into affiliate transactions and undergoing fundamental changes. The Credit Agreement also contains a financial maintenance covenant, requiring Galaxy Helios I to maintain a minimum debt service coverage ratio of 1.40 beginning with the first full quarter after Stabilization (as defined in the Credit Agreement) and a maximum loan to cost ratio of 80% on the closing date and each fiscal quarter thereafter until Stabilization (as defined in the Credit Agreement).
The Credit Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of certain representations and warranties, cross defaults to certain indebtedness, certain events of bankruptcy and insolvency, certain judgments, change of control, certain ERISA events, the termination of certain contracts, the misuse of funds and the invalidity of the loan documents.
As of September 30, 2025, the Company’s notes payable repayment obligation was as follows:

(in thousands)	Amount Due
2025	$—
2026	445,000
2027	—
2028	433,471
2029	402,500
Total	1,280,971
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

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
During the three and nine months ended September 30, 2025, a total of 2,000,000 and 13,977,011 shares of Class B common stock, respectively, were cancelled in connection with exchanges of LP Units for shares of Class A common stock.
During the three and nine months ended September 30, 2025 and September 30, 2024, there were tax-related distributions of $9.4 million, $49.3 million, $9.6 million and $55.3 million, respectively, made for the purpose of covering GDH LP Unitholders’ tax expense due to 2025 and 2024 taxable income. The majority of the recipients of the tax distributions are related parties. See Note 21 for further information on related party transactions.
The Company issues shares of Class A common stock on the exercise of stock options and the vesting and settlement of restricted share units. Shares of Class A common stock may also be cancelled in association with withholding obligations on vested and settled restricted share units.
Modification of Cash-Settled Awards
On August 19, 2025, the Company commenced a tender offer (the “Tender Offer”) to exchange outstanding and unvested cash-settled Non-Treasury Share Unit Plan Restricted Share Units (“NTSUP RSUs”) for share-settled RSUs (“LTIP RSUs”) under the Amended and Restated Galaxy Digital Inc. Long Term Incentive Plan (the “LTIP”). All eligible employees that participated in the Tender Offer also received five additional LTIP RSUs. The Tender Offer expired on September 16, 2025. A total of 411,603 NTSUP RSUs were accepted for exchange in the Tender Offer and 412,133 LTIP RSUs were issued upon such exchange. All tendered NTSUP RSUs were cancelled effective as of September 17, 2025. In accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), the carrying amount of the liability immediately prior to the modification, totaling $8.0 million, was reclassified to equity as additional paid-in capital. The incremental cost of $4.8 million will be recognized over the remaining life of the outstanding LTIP RSUs.
On August 1, 2025, subsequent to Board approval, the Company amended its existing Stock Appreciation Rights (“SARs”) to convert them from cash-settled to share-settled under the LTIP. A total of 553,181 SARs were converted to share-settled. In accordance with ASC 718, the carrying amount of the liability immediately prior to the modification, totaling $9.3 million, was reclassified to equity as additional paid-in capital. The incremental cost of $3.8 million will be recognized over the remaining life of the outstanding SARs.
Public Offering
In June 2025, the Company and certain selling stockholders sold 35,980,967 shares of Class A common stock in an underwritten public offering, of which 26,400,000 were sold by the Company and 9,227,011 were sold by the selling stockholders upon their exchange of shares of Class B common stock and corresponding LP Units for shares of Class A common stock, at an offering price of $19.00 per share. Net proceeds to the Company from the offering were approximately $477.8 million after deducting underwriting discounts and offering costs. The Company did not receive any proceeds from the sale of Class A common stock by the selling stockholders.
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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic income (loss) per share	$1.19	$(0.10)	$0.76	$0.61
Net income (loss) used in the calculation of basic income (loss) per share	$208,468	$(12,251)	$113,027	$72,718
Weighted average number of Class A common stock shares for the purposes of basic income (loss) per share	174,709,471	125,360,919	148,730,331	118,988,998
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Diluted income (loss) per share	$1.01	$(0.10)	$0.56	$0.55
Net income (loss) used in the calculation of diluted income (loss) per share	$223,156	$(33,330)	$209,257	$72,718
Weighted average number of Class A common stock for the purposes of diluted income (loss) per share	221,463,809	341,208,036	375,881,574	132,996,975
In addition, the following potentially dilutive shares were excluded from the diluted earnings per share calculation as they were anti-dilutive for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Compensatory LP units	—	15,226	—	—
Exchangeable LP units	—	—	—	215,894,031
Compensatory awards	—	13,824,890	—	—
Noncontrolling interests	202,646,202	—	—	—
Exchangeable Notes	—	13,346,833	30,247,946	13,346,833
Total	202,646,202	27,186,949	30,247,946	229,240,864
21. RELATED PARTY TRANSACTIONS
The Company’s related parties include entities over which it exercises significant influence and its key management personnel. Key management personnel are those persons having the authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly.
Distributions
Tax-related distributions of $9.4 million and $49.3 million were paid during the three and nine months ended September 30, 2025, respectively, and tax-related distributions of $9.6 million and $55.3 million were paid during the three and nine months ended September 30, 2024, respectively. A majority of the recipients of the distributions were related parties.
Tax Receivables Agreement
On July 31, 2018, GDH Ltd. entered into a tax receivables agreement (the “Original TRA”) with holders of Class B Units in GDH LP (each such person and any permitted transferee, a “TRA Holder” and together, the “TRA

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Holders”). The Original TRA generally provided for the payment by GDH Ltd. of 85% of the cash savings, if any, in U.S. federal, state, local, and non-US income tax that GDH Ltd. actually realized (or was deemed to realize in certain circumstances), as applicable to each TRA Holder, as a result of (i) certain increases in tax basis that occur as a result of GDH Ltd.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Class B Units in connection with the arrangement and (ii) deductions in respect of imputed interest deemed to be paid by GDH Ltd. as a result of, and additional basis arising from, any payments GDH Ltd. made under the Original TRA.
On May 13, 2025, the Company and the TRA Holders entered into an amended and restated tax receivables agreement (the “TRA”) to take into account the effects of the Restructuring Transactions.
The amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the timing of the redemptions of Class B common stock, the price of the Company's Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its Class B common stock at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis and the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Company has recognized a TRA-related liability within the Other non-current liabilities of $111.0 million and $0.0 million as of September 30, 2025 and December 31, 2024, respectively, of which $43.6 million and $0.0 million were with related parties.
Investments in Galaxy Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles controlled by them or their immediate family members) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances may not be subject to performance fees. The fair value of such investments aggregated to $11.3 million and $12.9 million as of September 30, 2025 and December 31, 2024, respectively.
Transactions with GDH Ltd.
Prior to the Reorganization Transactions, in accordance with its then-effective limited partnership agreement, the Company reimbursed or paid for all reimbursable expenses of GDH Ltd. For the three and nine months ended September 30, 2025, the Company paid or accrued $0.0 million and $2.1 million, respectively, and $1.7 million and $2.5 million for the three and nine months ended September 30, 2024, respectively, on behalf of GDH Ltd., which is included in General and administrative expenses on the Company’s condensed consolidated statements of operations.
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
As of December 31, 2024, the Company had $95.8 million, in net payables to GDH Ltd. primarily for the aforementioned Promissory Note partially offset by receivables for stock option exercises and withholding tax associated with restricted share units vesting. Subsequent to the Reorganization Transactions, these net payables and receivables are eliminated in consolidation.
The Company’s CEO served as co-chairman of the board for Candy Digital Inc. (“Candy”) in which the Company made an investment during 2021, resulting in the two entities becoming related parties. Candy was acquired by Futureverse in April 2025, and following such acquisition, the Company’s CEO ceased membership on the Candy board of directors and Candy ceased to be related party. A family member of the CEO continues to hold a position with Futureverse. As of December 31, 2024 the Company held an investment in Candy valued at $9.1 million. Galaxy Interactive Fund I, LP, a non-consolidated sponsored investment fund, also held an investment in Candy valued at $1.0 million as of December 31, 2024.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The Company has sub-advisory arrangements with a beneficial owner of GDI (GDH Ltd. prior to the Reorganization Transactions). Such sub-advisory arrangements have been entered into with, or advised by, Galaxy Digital Capital Management LP, a consolidated subsidiary of the Company, in its capacity as an investment advisor registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). For the three and nine months ended September 30, 2025 and three and nine months ended September 30, 2024, the associated advisory fees were $0.7 million, $1.3 million, $0.5 million and $1.5 million, respectively.
The Company’s CEO, through an entity which he controls, owns a private aircraft that the Company uses for business purposes in the ordinary course of operations, on terms that are advantageous to the Company. The CEO paid for the purchase of this aircraft with his personal funds and has borne all operating, personnel and maintenance costs associated with its operation and use. During the three and nine months ended September 30, 2025 and three and nine months ended September 30, 2024, the Company incurred $0.1 million, $0.4 million, $0.2 million and $0.3 million, respectively, for such use negotiated on an arms-length basis in compliance with our aviation matters policy adopted in August 2022.
In addition, we have from time to time made use of the CEO’s private boat to host corporate meetings and for other business purposes in the ordinary course of the Company’s operations, on terms that are advantageous to the Company. The CEO paid for the purchase of this boat with his personal funds and has borne most of the operating, personnel and maintenance costs associated with its operation and use; while the Company paid for the cost of any food and beverage consumption and a portion of operating fees. The expense incurred in relation to this boat was immaterial during the three and nine months ended September 30, 2025 and three and nine months ended September 30, 2024.
In connection with the receipt of surety bonds for the purpose of a state money transmission licenses on behalf of a subsidiary of the Company, GGI agreed to act as indemnitor, along with the Company, at the request of the insurers. The Company was liable to GGI for fees of $0.4 million for the indemnity through September 30, 2025, which was calculated as 1% of the aggregate notional amount of the surety bonds held on behalf of the subsidiary. The Company will continue to incur fees due to GGI of 1% for the duration of these outstanding surety bonds which are renewed annually.
Prior to joining GDH Ltd.’s board in September 2021 and GDI’s board in May 2025, the Chairman of GDI’s board (GDH Ltd.’s board prior to the Reorganization Transactions) entered into a consulting agreement with GDH LP in April 2021. Under the terms of the consulting agreement, the Chairman was engaged to provide professional services to the Company for a period of three years beginning on September 1, 2021. In 2021, the Chairman received 1,500,000 RSUs and 500,000 options under the LTIP in connection with the consulting agreement. There was no equity based compensation expense related to this grant for the three and nine months ended September 30, 2025. The equity based compensation expense was $0.0 million and $5.0 million for the three and nine months ended September 30, 2024, respectively. This consulting agreement expired as of September 1, 2024.
In February 2023, the Company entered into a consulting agreement with a board member of GDH Ltd. This consulting agreement expired as of December 31, 2024. The Company paid $0.3 million and $0.8 million under this agreement during the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Company had recorded $4.8 million of tax payments made on behalf of certain related parties.
GalaxyOne
Certain of our executive officers and directors have accounts on our GalaxyOne platform (which offers access to certain deposit accounts and provides brokerage accounts for trading securities and digital assets) and use GalaxyOne products and services in the ordinary course. Similar to GalaxyOne’s other customers, these individuals pay us standard transaction and other fees related to such use, and earn a yield from us to the extent they hold certain investment products or cash balances on our platform, in each case on the same terms as other customers.

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
Digital Assets
The Digital Assets segment comprises the Company’s counterparty trading activities, lending, advisory and capital market activities, validator staking services, the Company’s asset management business which manages investments in the digital asset ecosystem both on behalf of the Company and external limited partners, and the GK8 self-custody technology business. The Digital Assets segment generates revenue from digital assets sales, fee income, blockchain rewards and lending. It includes realized and unrealized gains and losses on certain digital assets and equity investments. The Digital Assets segment also incurs the portion of the Company’s interest expense used to fund its trading and lending activities and incurs all the external-facing digital assets sales costs. Management fees generated from the Company’s principal investments and fees generated from staking the Company’s proprietary digital assets are eliminated in the Treasury and Corporate segment.
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
Assets and liabilities by each of the reportable segments as of September 30, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Total assets	$8,442,765	$1,414,863	$1,665,088	$11,522,716
Total liabilities	$7,176,351	$660,573	$513,473	$8,350,397
Assets and liabilities by each of the reportable segments as of December 31, 2024 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Total assets	$3,723,814	$199,694	$3,196,347	$7,119,855
Total liabilities	$3,163,499	$—	$1,762,004	$4,925,503

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the three months ended September 30, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Revenues	$28,397,744	$2,662	$1,465	$28,401,871
Gains / (losses) from operations	408,121	—	408,861	816,982
Revenues and gains / (losses) from operations	28,805,865	2,662	410,326	29,218,853

Transaction expenses	28,290,508	—	2,269	28,292,777
Impairment of digital assets	197,702	—	—	197,702
Compensation and benefits	57,945	218	26,885	85,048
Notes interest expense	—	—	14,415	14,415
Depreciation and amortization	3,812	—	3,585	7,397
Other expenses	21,778	430	55,061	77,269
Operating expenses	28,571,745	648	102,215	28,674,608

Unrealized gain / (loss) on notes payable – derivative	—	—	—	—
Other income / (expense), net	272	90	595	957
Total other income / (expense)	272	90	595	957

Net income / (loss) for the period, before taxes	$234,392	$2,104	$308,706	$545,202
Income tax benefit	—	—	40,145	40,145
Net income / (loss) for the period	$234,392	$2,104	$268,561	$505,057

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the three months ended September 30, 2024 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Revenues	$8,555,809	$—	$14,848	$8,570,657
Gains / (losses) from operations	71,158	—	70,475	141,633
Revenues and gains / (losses) from operations	8,626,967	—	85,323	8,712,290

Transaction expenses	8,509,752	—	26,383	8,536,135
Impairment of digital assets	47,931	—	60,535	108,466
Compensation and benefits	41,026	—	16,264	57,290
Notes interest expense	—	—	7,105	7,105
Depreciation and amortization	3,568	1,875	7,565	13,008
Other expenses	15,835	—	13,591	29,426
Operating expenses	8,618,112	1,875	131,443	8,751,430

Unrealized loss on notes payable - derivative	—	—	(2,858)	(2,858)
Other income / (expense), net	—	—	783	783
Total other income / (expense)	—	—	(2,075)	(2,075)

Net income / (loss) for the year, before taxes	$8,855	$(1,875)	$(48,195)	$(41,215)
Income tax expense / (benefit)	—	—	(7,885)	(7,885)
Net income / (loss) for the period	$8,855	$(1,875)	$(40,310)	$(33,330)

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the nine months ended September 30, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Revenues	$50,025,018	$2,662	$11,952	$50,039,632
Gains / (losses) from operations	555,961	—	535,784	1,091,745
Revenues and gains / (losses) from operations	50,580,979	2,662	547,736	51,131,377

Transaction expenses	49,807,846	—	61,881	49,869,727
Impairment of digital assets	319,317	—	118,291	437,608
Compensation and benefits	142,118	1,481	63,371	206,970
Notes interest expense	—	—	42,726	42,726
Depreciation and amortization	10,927	1,251	15,290	27,468
Other expenses	65,657	815	161,590	228,062
Operating expenses	50,345,865	3,547	463,149	50,812,561

Unrealized gain / (loss) on notes payable – derivative	—	—	(35,544)	(35,544)
Other income / (expense), net	272	90	2,185	2,547
Total other income / (expense)	272	90	(33,359)	(32,997)

Net income / (loss) for the period, before taxes	$235,386	$(795)	$51,228	$285,819
Income tax expense / (benefit)	—	—	45,503	45,503
Net income / (loss) for the period	$235,386	$(795)	$5,725	$240,316

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the nine months ended September 30, 2024 is as follows (unaudited):

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Revenues	$26,717,351	$—	$71,569	$26,788,920
Gains / (losses) from operations	135,043	—	481,461	616,504
Revenues and gains / (losses) from operations	26,852,394	—	553,030	27,405,424

Transaction expenses	26,583,046	—	76,015	26,659,061
Impairment of digital assets	67,198	—	123,741	190,939
Compensation and benefits	128,675	—	50,939	179,614
Notes interest expense	—	—	21,121	21,121
Depreciation and amortization	8,057	5,349	20,058	33,464
Other expenses	47,817	—	44,273	92,090
Operating expenses	26,834,793	5,349	336,147	27,176,289

Unrealized loss on notes payable - derivative	—	—	(15,144)	(15,144)
Other income / (expense), net	—	—	2,608	2,608
Total other income / (expense)	—	—	(12,536)	(12,536)

Net income / (loss) for the year, before taxes	$17,601	$(5,349)	$204,347	$216,599
Income tax expense / (benefit)	—	—	(12,602)	(12,602)
Net income / (loss) for the period	$17,601	$(5,349)	$216,949	$229,201
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
The Company also participates in decentralized finance protocols, smart contracts that perform specific functions. Decentralized finance protocols allow the Company to provide or access liquidity, as well as exchange digital assets directly, on the blockchain. The Company deposits or transfers its digital assets to the smart contracts of these decentralized finance protocols and typically receives protocol-specific digital assets that represent the Company’s claims on the underlying digital assets. The Company’s transactions with such decentralized finance protocols rely on the functions of open source smart contracts, which are not developed by the Company and could be subject to exploits. The Company mitigates this smart contract risk through review of smart contract audits, as well as other risk management strategies that prevent concentration in or over-reliance on any individual decentralized finance protocol. Additionally, as transactions on decentralized protocols may occur without a

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
centralized authority, the Company has implemented processes to monitor and review the digital asset wallets that interact with decentralized protocols in which the Company participates. As of September 30, 2025, three protocols, Aave, Spark, and Kamino, represented 77% of the Company’s digital assets associated with decentralized finance protocols balance. As of December 31, 2024, four protocols, Sky DAO (f.k.a. Maker DAO), Coinbase (via wrapped tokens), Aave, and Pendle, represented 77% of the Company’s digital assets associated with decentralized finance protocols balance.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and loans receivable. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company held $634.4 million and $19.7 million of cash and cash equivalents at brokers and $154.6 million and $64.7 million of cash and cash equivalents on trading platforms as of September 30, 2025 and December 31, 2024, respectively. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of September 30, 2025 and December 31, 2024, no individual customer accounted for 10% or more of net accounts receivable. During the three and nine months ended September 30, 2025, two digital asset trading platforms accounted for 39% of revenue. During the three months ended September 30, 2025, three digital asset trading platforms accounted for 54% of revenue; and during the nine months ended September 30, 2024, one digital asset trading platform accounted for 35% of revenue. As of September 30, 2025, three counterparties and their related parties accounted for 64% of the Company’s Loans receivable and Digital assets loan receivable balance. The Company held collateral exceeding 100% of the loan carrying value for each of these three counterparties. As of December 31, 2024, two counterparties and their related parties accounted for 27% of the Company’s Loans receivable and Digital assets loan receivable balance.
The Company is also subject to liquidity and concentration risk related to its short-term loans payable. The loans are callable on demand by the counterparties and are collateralized by the Company’s cash, investment securities, and digital assets held in the Company’s trading accounts at counterparties’ trading platforms. As of September 30, 2025 and December 31, 2024, one individual lending counterparty accounted for greater than 5% of current liabilities at 6.3% and 8.5%, respectively. The proceeds from these loans are utilized for trading activities.
The Company conducts digital asset trades using both direct principal to principal transactions with counterparties and through centralized or decentralized digital asset trading platforms. Digital assets held on trading platforms are subject to the operational control of the platform operators, and could potentially be lost or impaired due to fraud or negligence of the platform operators. The Company mitigates this risk by performing regular reviews of each digital asset trading platform on which it transacts, distributing its digital assets across multiple different trading platforms to reduce concentration risk, and holding assets in self-custody where appropriate. As of September 30, 2025 and December 31, 2024, approximately 38% and 22%, respectively, of the Company’s digital assets were held with third parties, including centralized trading platforms or posted with counterparties. No centralized digital asset trading platform held more than 10% of the Company’s digital assets as of September 30, 2025 and December 31, 2024.
The Company operates a bitcoin mining business. The Company operates its own mining facility and utilizes third party hosting providers. The facilities are subject to operational risks including managing power costs and maintaining uptime, some of which are outside of the Company’s control.
The Company is undertaking the construction of a data center at its Helios campus specifically designed to support AI/HPC applications. This initiative is subject to a variety of risks and uncertainties that could materially affect the Company's financial position, results of operations, and future prospects. These currently include, but are not limited to, construction and development risks, operational and performance risks, and financing and liquidity risks. The Company continually monitors these and other potential risks and uncertainties. There can be no assurance that the Company will successfully mitigate these risks or that the construction and operation of the data center will proceed as planned.
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
24. INCOME TAXES
For the three months ended September 30, 2025 and 2024, the effective tax rates were 7.4% and 19.1%, respectively, and for the nine months ended September 30, 2025 and 2024, the effective tax rates were 15.9% and (5.8)%, respectively. The effective tax rate differs from the statutory rate primarily due to amounts of income and expenses allocated to the noncontrolling interests without being subject to federal, state and local income taxes at the corporate level, benefits related to stock-based compensation, as well as the impact of GDI succeeding GDH LP for financial reporting purposes as part of the Reorganization Transaction consummated during the year. There were no material changes to uncertain tax positions or valuation allowances against deferred tax assets for the three and nine months ended September 30, 2025.
25. OPERATING PARTNERSHIP FINANCIAL INFORMATION
The following tables represent the consolidated statements of financial position and consolidated statements of operations of GDH LP, the Company’s operating partnership.

Galaxy Digital Holdings LP’s Condensed Consolidated Interim Statements of Operations and Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues	$28,401,870	$8,570,657	$50,039,611	$26,788,920
Gains / (losses) from operations	816,982	141,633	1,091,745	616,504
Revenues and gains / (losses) from operations	29,218,852	8,712,290	51,131,356	27,405,424
Operating expenses:
Transaction expenses	28,292,777	8,536,135	49,869,727	26,659,061
Impairment of digital assets	197,702	108,466	437,608	190,939
Other operating expenses	186,858	106,829	512,697	326,289
Total operating expenses	28,677,337	8,751,430	50,820,032	27,176,289

Other income / (expense):	957	(2,075)	(33,691)	(12,536)

Net income / (loss) before taxes	$542,471	$(41,215)	$277,633	$216,599
Income taxes expense / (benefit)	(7,100)	(7,885)	(7,354)	(12,602)
Net income / (loss)	$549,571	$(33,330)	$284,987	$229,201
Other comprehensive income (loss)	(2,605)	—	(2,605)	—
Comprehensive income (loss)	$546,966	$(33,330)	$282,382	$229,201

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Galaxy Digital Holdings LP’s Condensed Consolidated Interim Statements of Financial Position

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,135,581	$462,103
Digital assets	4,164,534	2,928,225
Digital assets receivable	21,432	60,720
Digital assets loan receivable, net of allowance	1,299,669	579,530
Investments	2,106,202	1,643,506
Assets posted as collateral	714,869	277,147
Loans receivable	647,764	476,620
Property and equipment, net	874,059	237,038
Other assets	477,842	454,966
Total assets	$11,441,952	$7,119,855
Liabilities and Equity
Digital assets borrowed	3,064,762	1,497,609
Loans payable	446,915	510,718
Collateral payable	2,547,179	1,399,655
Notes payable	1,150,287	845,186
Other liabilities	1,116,682	672,335
Total liabilities	8,325,825	4,925,503

Total equity	3,116,127	2,194,352

Total liabilities and equity	$11,441,952	$7,119,855
26. SUBSEQUENT EVENTS
On October 10, 2025, the Company entered into investment agreements with certain institutional investors for a $460 million private strategic investment in the Company’s Class A common stock (the “October Private Placement”), consisting of a purchase of 9,027,778 shares of Class A common stock from the Company and 3,750,000 shares of Class A common stock from certain of its executive officers, at $36.00 per share. The October Private Placement closed on October 17, 2025.
On October 30, 2025, GDH LP issued $1.3 billion (including $150 million issued upon the exercise in full of the initial purchasers’ option to purchase additional 2031 Exchangeable Notes (as defined below)) aggregate principal amount of its 0.50% Exchangeable Senior Notes due 2031 (the “2031 Exchangeable Notes”). The 2031 Exchangeable Notes were issued pursuant to, and are governed by, an indenture, dated October 30, 2025, among GDH LP, the Company and The Bank of New York Mellon, as trustee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview
Galaxy is a global leader in digital assets and data center infrastructure, delivering solutions that accelerate progress in finance and artificial intelligence (“AI”). We are strategically positioned to bridge traditional finance and the emerging digital economy, facilitating efficient access and adoption of digital assets by institutional clients through our Global Markets and Asset Management & Infrastructure Solutions businesses within our Digital Assets segment. We also develop, and will in the future operate, high performance computing (“HPC”) data center infrastructure to meet the rising global demand for reliable power and scalable compute capacity driven by accelerated AI growth.
Digital Assets
Galaxy’s Digital Assets operating business segment provides a comprehensive and evolving suite of financial products and services tailored for institutions seeking exposure to the digital asset ecosystem. This segment includes our Global Markets and Asset Management & Infrastructure Solutions businesses.
Our Global Markets business provides over-the-counter (“OTC”) spot and derivatives trading, lending, and structured products, as well as transaction advisory and equity and debt capital markets services. Our client base includes more than 1,500 trading counterparties globally as of September 30, 2025, including asset managers, hedge funds, family offices, Qualified Individuals1 and corporations.
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
Our Asset Management & Infrastructure Solutions business encompasses our investment management division and blockchain infrastructure products and services, with approximately $17.0 billion in assets across the platform as of September 30, 2025.
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
•Galaxy managed $10.5 billion in assets across strategies, including ETFs and alternatives, across public and private markets as of September 30, 2025, a 126% increase year-over-year and 81% increase quarter-over-quarter. $2.4 billion of the $10.5 billion of assets under management (“AUM”) represented engagements managed by Galaxy’s asset management team to unwind portfolios on behalf of the estate of FTX as well as assets held within Commodity Pool Operator (“CPO”) vehicles. Excluding these opportunistic assets, Galaxy Asset Management’s AUM increased by 92% year-over-year to $8.1 billion as of September 30, 2025, driven by $3.7 billion of gross inflows and $2.0 billion of net market appreciation partially offset by $1.8 billion of gross outflows and increased 53% quarter-over-quarter as of September 30, 2025, driven by $2.7 billion of gross inflows and $0.7 billion of net market appreciation partially offset by $0.7 billion of gross outflows.
•Our Infrastructure Solutions business includes blockchain-centric technology and infrastructure including staking, tokenization and custodial technology.
•Our staking business operates validator nodes to secure blockchains and enable our institutional clients to earn staking rewards, use staked assets as collateral for loans and participate in an increasingly on-chain and decentralized future. Galaxy provides validator services to eleven different blockchain networks, including Ethereum and Solana. As part of our broader suite of infrastructure solutions, we offer secure, institutional-grade cold and hot wallet technology for institutions seeking to self-custody their assets, along with integrated tokenization capabilities.
•Galaxy reported assets under stake (“AUS”) of approximately $6.6 billion as of September 30, 2025, as compared to AUS of approximately $4.2 billion as of December 31, 2024.
Data Centers
Our Data Centers operating business segment develops, and will in the future operate, HPC infrastructure to meet the growing demand for large-scale, power-ready facilities. Galaxy’s Helios data center campus, located in the panhandle region of West Texas, is developing 133 megawatts (“MW”) of critical IT load, utilizing approximately 200 MW of gross power capacity, for CoreWeave. In April 2025, CoreWeave exercised its first option under its 15-year lease agreement with Galaxy (the “Lease Agreement”), and in August 2025, we entered into the phase II lease agreement (the “Phase II Lease Agreement”) with CoreWeave for the uptake of an additional 260 MW of incremental critical IT load. Also in August 2025, CoreWeave exercised and entered into its second option under the Lease Agreement pursuant to a Phase III option agreement (the “Phase III Option Agreement”), under which it committed to enter into a lease agreement for the uptake of an additional 133 MW of incremental critical IT load. Together, the Phase II Lease Agreement and the Phase III Option Agreement are expected to increase CoreWeave’s contracted capacity at the Helios data center campus to 526 MW of critical IT load by 2028. The retrofit of Helios will be completed in phases, with the full 133 MW of initial critical IT load expected to be delivered by the end of the first half of 2026.
Treasury and Corporate
In addition to our two operating business segments, Galaxy holds a diversified portfolio of digital assets, venture, private equity, and fund investments on its balance sheet, and also conducts bitcoin mining operations, all of which are reported within the Treasury and Corporate segment. Treasury engages in proprietary quantitative, arbitrage and macro trading strategies.
Financial and Operational Highlights
•Galaxy generated Net income of $505.1 million and Net income of $240.3 million for the three and nine months ended September 30, 2025, respectively, compared to Net loss of $33.3 million and Net income of $229.2 million for the three and nine months ended September 30, 2024, respectively.

•Galaxy generated Adjusted EBITDA of $629.4 million and $551.1 million for the three and nine months ended September 30, 2025, respectively, compared to Adjusted EBITDA of $1.9 million and $353.2 million for the three and nine months ended September 30, 2024, respectively.2
•Total equity as of September 30, 2025 was $3.2 billion, an increase of 45% from $2.2 billion as of December 31, 2024.
•In August 2025, Galaxy and CoreWeave entered into the Phase II Lease Agreement and the Phase III Option Agreement, which together are expected to increase CoreWeave’s contracted capacity at the Helios data center campus to 526 MW of critical IT load by 2028.
•On August 15, 2025, Galaxy Helios I LLC (“Galaxy Helios I”) entered into a credit agreement (the “Credit Agreement” and, together with the related transaction documents, the “Project Financing Documents”) with Deutsche Bank AG providing for a senior secured term loan facility in an aggregate principal amount of up to $1.4 billion (the “Loan Amount”), to finance the first phase of the buildout of our Helios data center campus (the “Project Financing”).
Recent Developments
Tokenized Galaxy
Since September 2025, we enable a natively tokenized version of our Class A common stock, which we refer to as “Tokenized GLXY.” As part of this project, holders of our traditional Class A common stock, which we refer to as “Traditional GLXY,” can obtain Tokenized GLXY. Tokenized GLXY can be held by investors in their self-custodial wallets and transferred bilaterally between “allowedlisted” wallets, and we may in the future permit Tokenized GLXY to be traded over decentralized exchanges or other trading platforms, subject to certain regulatory considerations. Holders of Tokenized GLXY retain the same rights and privileges as holders of Traditional GLXY and on-chain trading of Tokenized GLXY would provide another potential trading market for our Class A common stock, alongside existing trading markets for Traditional GLXY including Nasdaq and the TSX. On May 20, 2025, we entered into a Digital Transfer Agency Agreement with Superstate Services LLC (the “Digital Transfer Agent”) pursuant to which the Digital Transfer Agent has agreed to create and maintain an “Allowlist” of wallet addresses of individuals and entities who have completed the Digital Transfer Agent’s onboarding requirements and are permitted to hold, transfer and facilitate transfers of Tokenized GLXY. Tokenized GLXY provides an additional mechanism for investors to hold and transact in shares in the Company, which may improve settlement efficiency and increase accessibility. Tokenized GLXY may also introduce new risks and uncertainties (including, among others, regulatory and liquidity risks) that could adversely affect the market for, and the trading price of, both Tokenized GLXY and Traditional GLXY.
GalaxyOne
On October 6, 2025, we announced the launch of GalaxyOne. GalaxyOne is a retail financial technology platform designed for individual investors seeking the best of both traditional and digital markets. Its core offerings include (i) access to a Federal Deposit Insurance Corporation (“FDIC”) -insured high-yield demand deposit account offered by our bank partner Cross River Bank for U.S.-based depositors, (ii) a debt security issued by Galaxy Digital LP and guaranteed by GDH LP through the Galaxy Premium Yield Investment Note, initially offering 8.00% yield at the inception of the product, for U.S. accredited investors, and (iii) access to equities and crypto trading via our regulated partners DriveWealth LLC and Paxos, respectively. We are not a bank and are not a member of the FDIC. FDIC-insured high-yield demand deposit accounts and related banking services are provided by our bank partner, Cross River Bank. The Galaxy Premium Yield Investment Note is only available to accredited investors and is offered and sold in unregistered transactions in reliance on Rule 506(c) of Regulation D under the Securities Act. In conjunction with this launch, our legacy GalaxyOne platform for institutional clients was renamed to “GalaxyOne Institutional.”
Private Placement
On October 10, 2025, we entered into investment agreements with certain institutional investors for a $460 million private strategic investment in our Class A common stock (the “October Private Placement”), consisting of a purchase of 9,027,778 shares of Class A common stock from us and 3,750,000 shares of Class A common stock from certain of our executive officers, including our Founder, at $36.00 per share. The October Private Placement closed on October 17, 2025.
2 See the section titled “Non-GAAP Financial Measures” below for a reconciliation of Net Income / (loss) to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

We intend to use the net proceeds to us from the October Private Placement for general corporate purposes and to power the buildout of our Helios data center campus.
2031 Exchangeable Notes
On October 30, 2025, GDH LP issued $1.3 billion aggregate principal amount of 0.50% exchangeable senior notes due 2031 (the “2031 Exchangeable Notes”). From time to time and subject to the terms of the indenture governing the 2031 Exchangeable Notes, the 2031 Exchangeable Notes are exchangeable for shares of our Class A common stock at the option of the holders thereof. We intend to use the net proceeds from the offering to support growth across our core operating businesses and for general corporate purposes, which may include the repayment of the 2026 Exchangeable Notes (as defined herein).
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
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our business. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Adjusted gross profit and Adjusted EBITDA are non-GAAP financial measures that that are used by management, in addition to GAAP financial measures, to understand and compare our operating results across accounting periods, for risk management and operational decision-making.
We believe Adjusted gross profit is a helpful non-GAAP financial measure to our management and investors because it eliminates the impact of the directly attributable transaction expenses. As such, it provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, allows for greater transparency with respect to important metrics used by our management for financial, risk management and operational decision-making and provides an additional tool for investors to use to understand and compare our operating results across accounting periods.
We believe Adjusted EBITDA provides investors with additional useful information in evaluating Galaxy’s operating performance, as well as a useful measure for period-to-period comparisons of our business performance.
Adjusted gross profit is defined as revenues and gains / (losses) from operations, excluding (i) transaction expenses and (ii) impairment of digital assets.
Adjusted EBITDA is defined as Net income / (loss), excluding (i) equity based compensation, (ii) interest expense on structural debt, (iii) taxes, (iv) depreciation and amortization expense, (v) gains and losses on the embedded derivative on our Exchangeable Notes which ceased to exist upon consolidation as a result of the Reorganization Transactions, (vi) mining-related impairment loss / loss on disposal of mining equipment, (vii) settlement expense, (viii) other (income) / expense, net and (ix) reorganization and reorganization merger costs that we believe are not indicative of our ongoing results. The above items are excluded from our Adjusted EBITDA because these items are non-cash in nature, or because the amount and timing of these items are unpredictable, are not driven by core results of operations, and render comparisons with prior periods and competitors less meaningful.
These non-GAAP financial measures do not have any standardized meanings prescribed by GAAP and may not be comparable to similar measures presented by other companies in our industry. These non-GAAP financial measures have been prepared by, and are the responsibility of, Galaxy’s management, and have not been audited or reviewed by our independent registered public accounting firm. You should not place undue reliance on these non-GAAP financial measures.
The following table presents a reconciliation of Adjusted gross profit to the most directly comparable GAAP measure, revenues and gains / (losses) from operations:

	Three Months Ended September 30, 2025
(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Total
Revenues and gains / (losses) from operations	$28,805,865	$2,662	$410,326	$29,218,853
Less: Transaction expenses	28,290,508	—	2,269	28,292,777
Less: Impairment of digital assets	197,702	—	—	197,702
Adjusted gross profit	$317,655	$2,662	$408,057	$728,374

	Three Months Ended September 30, 2024
(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Total
Revenues and gains / (losses) from operations	$8,626,967	$—	$85,323	$8,712,290
Less: Transaction expenses	8,509,752	—	26,383	8,536,135
Less: Impairment of digital assets	47,931	—	60,535	108,466
Adjusted gross profit	$69,284	$—	$(1,595)	$67,689

	Nine Months Ended September 30, 2025
(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Total
Revenues and gains / (losses) from operations	$50,580,979	$2,662	$547,736	$51,131,377
Less: Transaction expenses	49,807,846	—	61,881	49,869,727
Less: Impairment of digital assets	319,317	—	118,291	437,608
Adjusted gross profit	$453,816	$2,662	$367,564	$824,042

	Nine Months Ended September 30, 2024
(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Total
Revenues and gains / (losses) from operations	$26,852,394	$—	$553,030	27,405,424
Less: Transaction expenses	26,583,046	—	76,015	26,659,061
Less: Impairment of digital assets	67,198	—	123,741	190,939
Adjusted gross profit	$202,150	$—	$353,274	$555,424

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, Net income / (loss):

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Three Months Ended September 30, 2025
Net income / (loss)	$234,392	$2,104	$268,561	$505,057
Add back:
Equity based compensation	11,989	1,645	8,423	22,057
Notes interest and other expense	—	—	14,415	14,415
Taxes	—	—	40,145	40,145
Depreciation and amortization expense	3,812	—	3,585	7,397
Unrealized (gain) / loss on notes payable – derivative	—	—	—	—
Mining related impairment loss / loss on disposal	—	—	38,027	38,027
Settlement expense	—	—	1,810	1,810
Other (income) / expense, net	(272)	(90)	(595)	(957)
Reorganization and reorganization merger costs	—	—	1,401	1,401
Adjusted EBITDA	$249,921	$3,659	$375,772	$629,352

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Three Months Ended September 30, 2024
Net income / (loss)	$8,855	$(1,875)	$(40,310)	$(33,330)
Add back:
Equity based compensation	11,128	—	6,585	17,713
Notes interest and other expense			9,107	9,107
Taxes			(7,885)	(7,885)
Depreciation and amortization expense	3,568	1,875	7,565	13,008
Mining related impairment loss / loss on disposal	—	—	—	—
Unrealized (gain) / loss on notes payable – derivative	—	—	2,858	2,858
Other (income) / expense, net	—	—	(781)	(781)
Reorganization and reorganization merger costs	—	—	1,227	1,227
Adjusted EBITDA	$23,551	$—	$(21,634)	$1,917

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Nine Months Ended September 30, 2025
Net income / (loss)	$235,386	$(795)	$5,725	$240,316
Add back:
Equity based compensation	29,757	2,115	18,997	50,869
Notes interest and other expense	—	—	42,726	42,726
Taxes	—	—	45,503	45,503
Depreciation and amortization expense	10,927	1,251	15,290	27,468
Mining related impairment loss / loss on disposal	—	—	95,057	95,057
Unrealized (gain) / loss on notes payable – derivative	—	—	35,544	35,544
Reorganization and reorganization merger costs	—	—	8,687	8,687
Settlement expense	—	—	7,344	7,344
Other (income) / expense, net	(148)	(90)	(2,185)	(2,423)
Adjusted EBITDA	$275,922	$2,481	$272,688	$551,091

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Nine Months Ended September 30, 2024
Net income / (loss)	$17,601	$(5,349)	$216,949	$229,201
Add back:
Equity based compensation	41,875	—	19,626	61,501
Notes interest and other expense	—	—	26,564	26,564
Taxes	—	—	(12,602)	(12,602)
Depreciation and amortization expense	8,057	5,349	20,058	33,464
Mining related impairment loss / loss on disposal	—	—	—	—
Unrealized (gain) / loss on notes payable – derivative	—	—	15,144	15,144
Reorganization and reorganization merger costs	—	—	2,564	2,564
Other (income) / expense, net			$(2,606)	(2,606)
Adjusted EBITDA	$67,533	$—	$285,697	$353,230

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
Adoption of digital assets
The cryptoeconomy experienced rapid growth in 2021 driven by the simultaneous widespread adoption of digital assets, expanded use of cryptocurrencies and broader blockchain innovations including DeFi and the growth of non-fungible tokens (“NFTs”) as a prominent form of tokenization. After a retreat in 2022, cryptocurrency markets started to rally in 2023, which continued through December 2024. After a brief retreat in the first quarter of 2025, the price of bitcoin stayed above $100,000 throughout the third quarter of 2025 and reached another all-time high, temporarily exceeding $126,000 on October 6, 2025. The initially retail-driven adoption of cryptocurrencies has evolved to include institutional holders, utilizing digital assets as both a store of value and for commercial applications. The lead up to the launch of the spot-based bitcoin ETFs in the U.S. in the first quarter of 2024 followed by the U.S. Presidential election in November 2024 provided a boost to bitcoin. According to the Crypto Market Sizing Report released by Crypto.com, the number of worldwide individual cryptocurrency users rose to 708 million as of September 2025, up from 659 million as of December 31, 2024 and 580 million in December 2023. Moreover, bitcoin’s trailing five-year compounded annual growth rate reached 60% as of September 30, 2025. However, historical trends are not indicative of future adoption, and it is possible that the adoption of digital assets and blockchain technology may slow, take longer to develop, or never be broadly adopted, which would negatively impact our business and operating results.
Strategic acquisitions and investments
We intend to continue to use our scale, expertise and balance sheet to identify and execute on acquisitions across our business lines. A series of acquisitions has diversified our product offerings and revenue sources. This includes the acquisition of the Helios bitcoin mining facility and its operations from Argo Blockchain in December 2022. In February 2023, we completed the acquisition of GK8, a developer of secure technology solutions for self-custody of digital assets by institutions, from the Chapter 11 bankruptcy estates of Celsius Network, LLC and its affiliated debtors in possession (the “Celsius Estate”). In July 2024, we acquired the assets of CMF, a blockchain node operator that provides trusted, secure services to decentralized protocols across the digital asset ecosystem. In December 2024, we acquired Fierce, a financial application software provider that we relaunched in October 2025 as GalaxyOne. See “—Recent Developments”. Any such acquisitions of, or investments in, companies with complementary products and technologies may affect our future operating results.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
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
•Other transaction expenses: Trading commissions, custody, and exchange fees incurred by the Company.
Impairment of digital assets
Impairment loss from digital intangible assets which have been marked to the lower of cost or lowest observable fair value in the current period.
Results of Operations
Below is a discussion of our results of operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The results of operations presented below should be reviewed in conjunction with Galaxy’s consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024
The table below presents our results of operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues	$28,401.9	$8,570.7	$19,831.2	231%	$50,039.6	$26,788.9	$23,250.7	87%
Gains / (losses) from operations	817.0	141.6	$675.3	477%	1,091.7	616.5	$475.2	77%
Revenues and gains / (losses) from operations	29,218.9	8,712.3	20,506.6	235%	51,131.4	27,405.4	23,726.0	87%
Operating expenses:
Transaction expenses	28,292.8	8,536.1	19,756.6	231%	49,869.7	26,659.1	23,210.7	87%
Impairment of digital assets	197.7	108.5	89.2	82%	437.6	190.9	246.7	129%
Compensation and benefits	85.0	57.3	27.8	49%	207.0	179.6	27.4	15%
General and administrative	58.7	23.9	34.8	146%	164.5	65.9	98.6	150%
Technology	11.5	7.6	3.9	51%	33.0	21.4	11.6	54%
Professional fees	14.5	10.9	3.5	32%	58.0	38.2	19.8	52%
Notes interest expense	14.4	7.1	7.3	103%	42.7	21.1	21.6	102%
Total operating expenses	28,674.6	8,751.4	19,923.2	228%	50,812.6	27,176.3	23,636.3	87%
Other income / (expense):
Unrealized gain / (loss) on notes payable – derivative	—	(2.9)	2.9	100%	(35.5)	(15.1)	(20.4)	(135)%
Other income / (expense), net	1.0	0.8	0.2	25%	2.5	2.6	(0.1)	(4)%
Total other income / (expense)	1.0	(2.1)	3.0	143%	(33.0)	(12.5)	(20.5)	(164)%
	$545.2	$(41.2)	$586.4	1,423%	$285.8	$216.6	$69.2	32%
Income taxes expense / (benefit)	40.1	(7.9)	48.0	608%	45.5	(12.6)	58.1	461%
Net income / (loss)	$505.1	$(33.3)	$538.4	1,617%	$240.3	$229.2	$11.1	5%
Revenues and gains from operations
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Digital assets sales	$28,199.0	$8,464.8	$19,734.2	233%	$49,613.6	$26,507.7	$23,105.9	87%
Fees	104.3	20.7	83.6	404%	132.8	75.4	57.4	76%
Blockchain rewards	52.2	48.1	4.1	9%	164.5	96.1	68.4	71%
Proprietary mining	1.2	11.4	(10.3)	(90)%	13.4	47.9	(34.5)	(72)%
Revenues from contract with customers	$28,356.7	$8,545.0	$19,811.6	232%	$49,924.3	$26,727.1	$23,197.2	87%

Blockchain rewards from non-customers(1)	2.6	1.9	0.7	37%	13.2	5.5	7.7	140%
Lending	42.6	23.6	19.0	81%	102.2	56.4	45.8	81%
Total revenues	$28,401.9	$8,570.5	$19,831.3	231%	$50,039.7	$26,789.0	$23,250.7	87%
______________
(1)Includes blockchain rewards earned from decentralized finance protocols and third-party staking infrastructure.
Total revenues were $28.4 billion and $50.0 billion, an increase of $19.8 billion and an increase of $23.3 billion, or 231% and 87%, respectively, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The increase for the three months ended September 30, 2025 was primarily driven by a $19.7 billion increase in Digital assets sales. The increase for the nine months ended September 30, 2025 was primarily driven by a $23.1 billion increase in Digital assets sales. Galaxy recognizes revenue from transactions with customers, which include centralized trading platforms, and the corresponding Digital asset sales cost, on a gross basis because of its role as principal in sales and purchases of digital intangible assets. The significant volume of Galaxy’s digital intangible asset transactions results in significant Digital assets sales revenue with corresponding significant digital asset sales cost reflected in Transaction expenses. As a result, the magnitude of changes in Revenue on the Company’s statement of operations overshadow other parts of the business, but are predominantly offset by Transaction expenses in Net income.
Digital assets sales were $28.2 billion and $49.6 billion, an increase of $19.7 billion and increase of $23.1 billion, or 233% and 87%, respectively, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The increase for the three months ended September 30, 2025, was primarily driven by increased trade volumes resulting from a significant trade execution in the third quarter of 2025, supplemented by higher average digital asset prices in 2025. The increase for the nine months ended September 30, 2025, was also driven by the significant trade execution in the third quarter of 2025 and supplemented by higher average price of digital assets in 2025. Digital assets sales associated with external customer facing trades are reflected in the Digital Assets segment.
Sales of bitcoin, ether and tether made up 86% and 86%, versus 87% and 89%, of Digital assets sales for the three and nine months ended September 30, 2025 and three and nine months ended September 30, 2024, respectively. Approximately 52% of Digital asset sales revenue for the three months ended September 30, 2025 was comprised of the sale of bitcoin, compared to 51% of Digital assets sales revenue for the three months ended September 30, 2024. Approximately 15% of Digital asset sales revenue for the three months ended September 30, 2025 was comprised of the sale of ether, compared to 14% of Digital assets sales revenue for the three months ended September 30, 2024. Approximately 53% of Digital asset sales revenue for the nine months ended September 30, 2025 was comprised of the sale of bitcoin, compared to 58% of Digital assets sales revenue for the nine months ended September 30, 2024. Approximately 14% of Digital asset sales revenue for the nine months ended September 30, 2025 was comprised of the sale of ether, compared to 14% of Digital assets sales revenue for the nine months ended September 30, 2024.
Fee revenue was $104.3 million and $132.8 million, an increase of $83.6 million and $57.4 million, or 404% and 76%, respectively, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, the increase was primarily attributable to the investment banking fees earned from us acting as placement agent in a private placement (the “Forward PIPE Transaction”) by Forward Industries, Inc., a global design company that initiated a Solana focused treasury strategy (“Forward Industries”), as well as additional asset management fees earned during the quarter due to increased assets under management. The increase was partially offset by the cessation of mining hosting contracts at the Helios site during the first quarter of 2025 in anticipation of the data center conversion. No mining hosting revenue was generated for the three and nine months ended September 30, 2025, as compared to mining hosting revenue of $7.0 million and $24.9 million during the three and nine months ended September 30, 2024.
Blockchain rewards from customers were $52.2 million and $164.5 million, an increase of $4.1 million and $68.4 million, or 9% and 71% respectively, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The increase was attributable to both increased assets under stake and a higher average price of digital assets during the 2025 periods. Galaxy launched proof of stake (“PoS”) validation infrastructure services (reflected within the Digital Assets segment) in late 2023 to which third party and proprietary digital assets may be bonded on PoS networks to generate blockchain rewards. The delegation of staked digital assets to Galaxy-operated validation infrastructure by a number of digital assert treasury companies starting in the second quarter of 2025 contributed to the increased Blockchain rewards from customers earned in the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. The net portion of the blockchain rewards retained by Galaxy earned on third party digital assets bonded to Galaxy validator nodes was between 5% and 10% as of September 30, 2025. Blockchain rewards generated by the Digital Assets segment on Treasury and Corporate digital assets are eliminated on consolidation within the Treasury and Corporate segment. Blockchain rewards earned from non-customers are primarily generated from participation in various decentralized finance protocols. The yield generated from these activities are primarily driven by the value of the underlying digital asset at the time of receipt and the various incentives provided by the protocols to participants.
Proprietary mining was $1.2 million and $13.4 million, a decrease of $10.3 million and $34.5 million, or 90% and 72%, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The decrease for the three and nine months ended September 30, 2025 was attributable to the cessation of proprietary mining at the Helios site at the end of the first quarter of 2025 and to lower hash price that resulted from the halving of the bitcoin network in April 2024. Mining activities are reflected within the Treasury and Corporate segment.
Lending revenues were $42.6 million and $102.2 million, an increase of $19.0 million and $45.8 million, or 81% and 81%, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. This increase was primarily attributable to the increased size of the loan book. The average loan book size for the three and nine months ended September 30, 2025 was $1.8 billion and $1.3 billion compared to $668.1 million and $566.1 million for the three and nine months ended September 30, 2024. Counterparty loan originations were $493.2 million and $2.2 billion for the three and nine months ended September 30, 2025 compared to $825.8 million and $1.4 billion for the three and nine months ended September 30, 2024. External lending revenue is reflected within the Digital Assets segment.
Gains / (losses) from operations

	Three Months Ended September 30,					Nine Months Ended September 30,
(in millions)	2025	2024	Change	% Change		2025	2024	Change	% Change
Net gain / (loss) on digital assets	$453.8	$112.0	$341.8	305.2%	—	$570.5	$436.4	$134.1	30.7%
Net gain / (loss) on investments	297.8	13.3	$284.5	2,139.1%	—	360.0	(25.2)	$385.2	1,528.6%
Net gain / (loss) on derivatives trading	65.4	16.3	$49.1	301.2%	—	161.2	205.3	$(44.1)	(21.5)%
Net gain / (loss) from operations	$817.0	$141.6	$675.4	477%		$1,091.7	$616.5	$475.2	77%
Net gain / (loss) on digital assets was $453.8 million and $570.5 million for the three and nine months ended September 30, 2025, compared to a Net gain / (loss) on digital assets of $112.0 million and $436.4 million for the three and nine months ended September 30, 2024. The net gain on digital assets during the nine months ended September 30, 2025 was driven by net gains of approximately $325.1 million on bitcoin including associated DeFi assets, net gains of approximately $122.9 million on SOL, including associated DeFi assets as well as restricted tokens, and net gains of approximately $116.6 million on ether including associated DeFi assets, partially offset by net losses of approximately $57.9 million on certain restricted digital assets including TIA and SPEC and net losses of approximately $17.2 million on digital assets receivable. The net gain on digital assets during the three months ended September 30, 2025 was primarily driven by net gains on bitcoin including associated DeFi assets of approximately $182.6 million, net gains on ether including associated DeFi assets of approximately $135.5 million, and net gains on SOL, including associated DeFi assets as well as restricted tokens of approximately $100.4 million. Galaxy transacts significantly in and holds net long positions predominantly in bitcoin, which increased in value by 6% and 22%, respectively, in the three and nine months ended September 30, 2025, and in ether, which increased in value by 67% and 24%, respectively, in the three and nine months ended September 30, 2025. The net gain or loss on digital assets not measured at fair value depends on the difference in value of the underlying digital asset between the time of recognition and derecognition. Net loss on digital financial assets in the three and nine months ended September 30, 2025 was driven by decreased valuations for digital assets from Galaxy’s net borrowed positions in these assets, which include certain tokenized financial instruments. Net gain / (loss) on digital assets is reflected in both the Digital Assets and Treasury and Corporate segments depending on the underlying activity.
The primary drivers for the net gains and losses on digital assets were as follows:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Net gain/(loss) on digital intangible assets measured at fair value	$279.4	$179.1	$100.4	56.1%	$127.4	$316.5	$(189.0)	(59.7)%
Net gain/(loss) on digital intangible assets not measured at fair value (1)	202.8	(66.8)	269.6	403.6%	472.6	119.8	352.8	294.5%
Net gain/(loss) on digital financial assets measured at fair value(2)	(28.5)	(0.3)	(28.2)	n/m	(29.5)	0.1	(29.6)	n/m
Net gain/(loss) on digital assets	$453.8	$112.0	$341.8	305.2%	$570.5	$436.4	$134.1	30.7%
_______________
(1)Includes gain on derecognition of impaired digital assets.
(2)Includes gains and losses on tokenized financial assets such as U.S. Treasuries as well as tokenized variable debt tokens.
Net gain on investments was $297.8 million and $360.0 million for the three and nine months ended September 30, 2025, respectively, compared to a Net gain on investments of $13.3 million and Net loss on investments of $25.2 million for the three and nine months ended September 30, 2024, respectively. The net gain for the three months ended September 30, 2025 was primarily attributable to net unrealized gains on Ripple Labs, Inc., Bullish Global and Bitcoin ETFs as well as realized gains on the sponsored Galaxy Digital Crypto Vol Fund, which holds Solana and AVAX, Bullish Global, and bitcoin ETFs. The net gain for the nine months ended September 30, 2025 was primarily attributable to unrealized gains on Ripple Labs, Inc., Bullish Global, and bitcoin ETFs as well as realized gains on bitcoin ETFs, Xapo and the sponsored Galaxy Digital Crypto Vol Fund. The net gain for the three months ended September 30, 2024 was primarily attributable to realized gains earned on the distribution of bitcoin and cash from investments including Mt. Gox Investment Fund LP, partially offset by unrealized losses on short positions. The net loss for the nine months ended September 30, 2024 was primarily attributable to realized losses on short positions partially offset by realized gains on distributions of digital assets, including bitcoin, and cash received from investments including Mt. Gox Investment Fund LP and the FTX bankruptcy claims, as well as unrealized gains on the Company’s investments in BTC ETFs and the sponsored Galaxy Digital Crypto Vol Fund LLC. Net gains and losses on proprietary investments are reflected in the Treasury and Corporate segment.
Net gain on derivatives trading was $65.4 million and $161.2 million, an increase of $49.1 million and a decrease of $44.1 million, or 301% and (21)%, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively. Derivatives trading gains include proprietary trading and hedging activities. The increase for the three months ended September 30, 2025 was primarily attributable to a $53.0 million increase of realized and unrealized gains on settled and unsettled digital asset derivatives, partially offset by a decrease of $13.0 million in realized and unrealized gains on settled and unsettled interest rate derivatives. The decrease for the nine months ended September 30, 2025 was primarily attributable to a $52.0 million decrease of realized and unrealized gains on settled and unsettled digital asset derivatives, partially offset by a $17.1 million increase in realized and unrealized gains on settled and unsettled foreign currency derivatives. Net gain / (loss) on derivatives is reflected in both the Digital Assets and Treasury and Corporate segments dependent on the underlying activity.
Net derivative gain represents gains / (losses) from settled derivative trades and gains / (losses) on open derivatives. It was driven by the following free-standing derivatives:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in thousands)	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading
Digital assets(1)	$14,390	$54,052	$68,442	$97,400	$30,715	$128,115
Foreign currencies	(3,308)	(1,913)	(5,221)	(1,571)	20,722	19,151
Interest rates	(228)	(2,305)	(2,533)	(900)	1,397	497
Equity securities	(577)	(1,134)	(1,711)	(4,941)	8,868	3,927
Commodities	1,173	5,265	6,438	1,307	8,240	9,547
Total	$11,450	$53,965	$65,415	$91,295	$69,942	$161,237
________________
(1)Galaxy actively hedged its exposure to restricted digital assets and digital asset receivables, which contributed $30.3 million and $94.7 million to Net derivative gain in the three and nine months ended September 30, 2025, respectively.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in thousands)	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading
Digital assets(1)	$7,848	$7,561	$15,409	$27,692	$152,383	$180,075
Foreign currencies	(5,783)	4,754	(1,029)	1,951	64	2,015
Interest rates	853	9,618	10,471	(2,765)	7,194	4,429
Equity securities	2,406	(10,874)	(8,468)	(13,605)	22,827	9,222
Commodities	684	(727)	(43)	(581)	10,142	9,561
Total	$6,008	$10,332	$16,340	$12,692	$192,610	$205,302
_______________
(1)Galaxy actively hedged its exposure to restricted digital assets and digital asset receivables, which contributed $1.1 million and $22.3 million to Net derivative gain in the three and nine months ended September 30, 2024, respectively.

Operating expenses
Transaction expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Digital assets sales costs	$28,186.5	$8,454.2	$19,732.3	233%	$49,572.4	$26,471.6	$23,100.8	87%
Blockchain reward distributions	41.7	39.3	2.3	6%	131.5	69.5	62.0	89%
Borrowing costs	51.5	26.6	24.9	94%	127.1	63.3	63.8	101%
Mining costs	0.8	10.0	(9.2)	(92)%	7.1	35.7	(28.6)	(80)%
Other transaction expenses	12.2	6.0	6.2	103%	31.7	18.9	12.8	68%
Transaction expenses	$28,292.7	$8,536.1	$19,756.5	231%	$49,869.8	$26,659.0	$23,210.8	87%
Digital assets sales costs were $28.2 billion and $49.6 billion , an increase of $19.7 billion and $23.1 billion, or 233% and 87%, respectively, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. This was primarily driven by increased trade volumes resulting from a significant trade execution in the third quarter of 2025, supplemented by higher average digital asset prices in 2025. Digital assets sales costs must be analyzed in conjunction with Impairment of digital assets and Net gain/(loss) on digital assets. As a percentage of Digital assets sales and Net gain/(loss) on digital assets, Digital assets sales costs and Impairment of digital assets collectively were approximately 100% for each of the three and nine months ended September 30, 2025 and 2024. Digital assets sales cost associated with external customer facing trades are reflected in the Digital Assets segment.
Blockchain reward distributions were $41.7 million and $131.5 million, an increase of $2.3 million and $62.0 million, or 6% and 89%, respectively, for the three and nine months ended September 30, 2025 compared to $39.3 million and $69.5 million for the three and nine months ended September 30, 2024, respectively. Galaxy launched validators in 2023 (reflected within the Digital Assets segment) to which third party and proprietary digital assets may be bonded on PoS networks to generate blockchain rewards. Blockchain reward distributions represent the staking rewards earned on third party assets staked on Galaxy validators which are passed on to the third parties, net of the fees which Galaxy charges. The delegation of staked digital assets to Galaxy-operated validation infrastructure by a number of digital assert treasury companies starting in the second quarter of 2025 contributed to the increased Blockchain rewards and associated Blockchain reward distributions in the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. The net portion of the blockchain rewards retained by Galaxy earned on third party digital assets bonded to Galaxy validator nodes, including the CPO, was between 5% and 10% as of September 30, 2025. Blockchain reward distributions generated by the Digital Assets segment on Treasury and Corporate digital assets are eliminated on consolidation within the Treasury and Corporate segment.
Borrowing costs were $51.5 million and $127.1 million, an increase of $24.9 million and $63.8 million, or 94% and 101%, respectively, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily due to higher average borrowing volumes supporting increased operational activity.
Mining costs were $0.8 million and $7.1 million, a decrease of $9.2 million and $28.6 million, or 92% and 80%, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The decrease is attributable to the cessation of mining hosting contracts during the first quarter of 2025 and the elimination of proprietary mining at the Helios site at the end of the first quarter of 2025 in anticipation of the data center conversion. Power costs make up the majority of mining business expense. Galaxy had hashrate under management (“HUM”) attributable to its remaining bitcoin mining machines of 0.2 exahash as of September 30, 2025 compared to HUM of 6.2 exahash as of September 30, 2024. Mining activities are reflected within the Treasury and Corporate segment.
Other transaction expenses were $12.2 million and $31.7 million, an increase of $6.2 million and $12.8 million, or 103% and 68%, for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. Other transaction expenses include exchange, custodial and trading fees.
Impairment of digital assets was $197.7 million and $437.6 million, an increase of $89.2 million and $246.7 million, or 82% and 129%, respectively, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. This increase was primarily attributable to the mix of digital intangible assets with which the Company transacted; specifically higher exposure to digital assets which convey enforceable rights to Galaxy over the underlying assets, such as digital assets from many decentralized finance protocols and wrapped tokens, during the three and nine months ended September 30, 2025, as compared to the same period last year, resulted in higher impairment as the associated assets typically do not qualify for fair value treatment under ASU 2023-08. Impairment of digital assets includes expense associated with digital intangible assets held at lower of cost or market that were sold during the period and those digital intangible assets still held by Galaxy at the end of the period.
Compensation and benefits were $85.0 million and $207.0 million, an increase of $27.8 million and $27.4 million, or 49% and 15%, respectively, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The increase for the three months ended September 30, 2025 was due to an increase in headcount and an increase of the cash settled share based deferred bonus awards liability due to an increase in Galaxy’s share price.
General and administrative expenses were $58.7 million and $164.5 million, an increase of $34.8 million and an increase of $98.6 million, or 146% and 150%, respectively, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The increase for the three months ended September 30, 2025 was primarily driven by additional impairment of $38.0 million on proprietary mining equipment and infrastructure. The increase for the nine months ended September 30, 2025 was primarily driven by loss on disposal and impairment of mining equipment of $95.1 million incurred during the period. Depreciation and amortization of $7.4 million and $27.5 million was included in General and administrative expenses for the three and nine months ended September 30, 2025, which decreased by $5.6 million and $6.0 million compared to $13.0 million and $33.5 million for the three and nine months ended September 30, 2024 due to the lower cost basis and write-off of mining equipment and infrastructure in anticipation of the data center conversion.
Net Income/(Loss)
Galaxy generated Net income of $505.1 million and Net income of $240.3 million for the three and nine months ended September 30, 2025, respectively, compared to Net loss of $33.3 million and Net income of $229.2 million for the three and nine months ended September 30, 2024, respectively. The primary drivers of Net income for the three and nine months ended September 30, 2025 were gains on our investment and digital assets portfolios, as well as significant revenues recognized from structuring the Forward PIPE Transaction, partially offset by an increase in operating expenses, specifically from loss on disposal and impairment of our mining equipment and infrastructure. Galaxy transacts significantly in bitcoin which increased in value by 6% and 22% during the three and nine months ended September 30, 2025, respectively, and ether which increased in value by 67% and 24% during the three and nine months ended September 30, 2025, respectively. Net trading gains and gains on our net long digital assets position were the drivers of Net income during the three and nine months ended September 30, 2024.
The following table represents select financial data and a discussion of significant changes for the past eight quarters:

(in millions)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Net gain / (loss) on digital assets	$453.8	$134.9	$(18.2)	$198.2	$112.0	$(22.0)	$346.4	$281.2
Net gain / (loss) on investments	$297.8	$195.4	$(133.2)	$284.0	$13.3	$(101.5)	$63.0	$37.6

Quarter over quarter fluctuation
Bitcoin	6%	30%	(12)%	48%	1%	(12)%	69%	57%
Ether	67%	36%	(45)%	28%	(24)%	(6)%	60%	37%
Cryptocurrency market capitalization	16%	24%	(18)%	51%	(4)%	(14)%	64%	53%

Bitcoin price(1)	$114,056	$107,144	$82,549	$93,429	$63,329	$62,678	$71,334	$42,265
Ether price(1)	$4,146	$2,486	$1,823	$3,333	$2,603	$3,433	$3,648	$2,281
Cryptocurrency market capitalization(2)	$3,993,636	$3,429,992	$2,766,428	$3,393,595	$2,250,803	$2,332,883	$2,702,110	$1,647,895
(1)Represents coinmarketcap.com quoted price as of 23:59 UTC for bitcoin and ether. Presented in whole dollars.

(2)Represents market capitalization data from coinmarketcap.com through September 30, 2024 and from coingecko.com starting with the period ended December 31, 2024.
Net gain / (loss) on digital assets and investments have historically been correlated with fluctuations in the prices of bitcoin and ether as demonstrated in the table above. As Galaxy’s operating businesses in the Digital Assets and Data Center segments mature, digital asset prices are anticipated to have a proportionally less significant impact on Net income in the future.
Components of Financial Position
The following represents selected financial data and a discussion of significant changes.

	As of
(in millions)	September 30, 2025	December 31, 2024	Change	% Change
Digital intangible assets(1)	$3,841.6	$2,568.6	$1,273.0	50%
Digital financial assets	322.9	359.7	(36.8)	(10)%
Digital assets loans receivable	1,299.7	579.5	720.2	124%
Assets posted as collateral — digital assets	712.8	277.1	435.7	157%
Digital assets receivable(1)	21.4	60.7	(39.3)	(65)%
Digital assets subtotal	6,198.4	3,845.6	$2,352.8	61%

Digital assets borrowed(1)	3,064.8	1,497.6	1,567.2	105%
Collateral payable — digital assets	2,525.0	1,324.7	1,200.3	91%
Digital asset liabilities subtotal	5,589.8	2,822.3	$2,767.5	98%

Investments(1)	2,106.2	1,643.5	462.7	28%
Property and equipment	874.1	237.0	637.1	269%

Total assets	$11,522.7	$7,119.9	$4,402.8	62%
Total liabilities	$8,350.4	$4,925.5	$3,424.9	70%
(1) Includes current and non-current portion.
As of September 30, 2025, our digital asset balances were $6.2 billion, an increase of $2.4 billion from December 31, 2024. This increase was driven by a significant increase in Digital assets borrowed to support increased operations, an increase in digital asset collateral payable due to the increased size of our loan portfolio, as well as increases in digital asset prices. These same drivers also drove the increase of $2.8 billion in our digital assets liabilities balances which totaled $5.6 billion as of September 30, 2025. The Company’s largest digital asset holding as of both September 30, 2025 and December 31, 2024 was bitcoin. During the nine months ended September 30, 2025, the price of bitcoin increased by 22%.
Investments increased $462.7 million during the nine months to $2.1 billion as of September 30, 2025. This increase was primarily due to investments in Forward Industries, as well as unrealized gains of $156.7 million on investments still held at September 30, 2025. As of September 30, 2025, Galaxy’s largest investments were bitcoin and ether spot ETF investments of $640.8 million, limited partner interests in Galaxy-sponsored funds totaling $359.6 million, Forward Industries of $255.6 million, and Ripple Labs, Inc. of $170.8 million. As of December 31, 2024, Galaxy’s largest investments were bitcoin and ether spot ETF investments of $669.2 million and limited partner interests in Galaxy-sponsored funds totaling $398.4 million.
Property and equipment increased $637.1 million during the nine months to $874.1 million as of September 30, 2025. The increase was primarily due to investment in AI/HPC infrastructure to build out our data center hosting facility at Helios in West Texas, partially offset by an $87.3 million impairment of mining equipment and related infrastructure and $12.3 million of disposals of mining equipment net carrying value associated with the data center conversion of our Helios campus. We capitalize costs, including direct labor and materials, associated with the development and construction of our AI/HPC data center infrastructure while the assets are being prepared for their intended use.

Total assets increased by $4.4 billion during the nine months to $11.5 billion as of September 30, 2025, primarily due to the $637.0 million increase in Property and equipment and $2.4 billion increase in digital assets balances described above.
Total liabilities increased by $3.4 billion during the nine months to $8.4 billion as of September 30, 2025, primarily due to the $1.6 billion and $1.2 billion increase in digital assets borrowed and digital asset collateral payable, respectively, as described above.
Liquidity and Capital Resources
We held $1.1 billion in cash and cash equivalents as of September 30, 2025, an increase of $675.3 million, or 146.1%, as compared to December 31, 2024. The following table provides a breakdown of the Company’s cash and cash equivalents balances by location:

(in millions)	September 30, 2025	December 31, 2024
Digital asset trading platforms	154.6	64.7
Other financial institutions(1)	982.8	397.4
Total	$1,137.4	$462.1
__________________
(1)Includes banks, other trading platforms, and broker-dealers
Working capital (current assets less current liabilities) was $2.3 billion and Total equity was $3.2 billion as of September 30, 2025, compared to working capital of $2.0 billion and Total equity of $2.2 billion as of December 31, 2024. As of September 30, 2025 and December 31, 2024, we held total gross digital assets with a carrying value of $4.2 billion and $2.9 billion, respectively.
On August 15, 2025, Galaxy Helios I LLC entered into the Credit Agreement with Deutsche Bank AG providing for a senior secured term loan facility in an aggregate principal amount of up to $1.4 billion. The intended use for this facility is to finance the construction and development of a data center project in Dickens County, Texas and related costs. As of September 30, 2025, the outstanding amount drawn under the Credit Agreement was $433.5 million, which is recognized within Notes payable in the Company’s condensed consolidated interim statements of financial position. See Note 18 of the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Credit Agreement.
In June 2025, the Company and certain selling stockholders sold 35,980,967 shares of Class A common stock in an underwritten public offering, of which 26,400,000 shares were offered by the Company and the remaining sold by the selling stockholders (including pursuant to the underwriter’s option to purchase additional shares), at an offering price of $19.00 per share. Net proceeds to the Company from the offering were approximately $477.8 million after deducting underwriting discounts and offering costs. We are utilizing the net proceeds from this offering to finance the continued expansion of our AI/HPC infrastructure at the Helios data center campus and general corporate purposes.
In November 2024, Galaxy issued $402.5 million of 2.500% Exchangeable Senior Notes due 2029. From time to time and subject to the terms of the indenture governing the 2029 Exchangeable Notes, the 2029 Exchangeable Notes are exchangeable for shares of Class A common stock. We are utilizing the net proceeds from the offering to support the build-out of high-performance computing infrastructure at our Helios data center in West Texas and for general corporate purposes. See Note 18 of the Company’s condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the 2029 Exchangeable Notes.
In April 2024, Galaxy raised C$169.4 million from a syndicate of underwriters, led by Canaccord Genuity Corp. Galaxy issued 12,100,000 ordinary shares pursuant to the transaction. We are utilizing the net proceeds for working capital and general corporate purposes.
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

From time to time we receive cash inflows from our investments via strategic disposal and redemptions, as well as via distributions. On a net cash basis, we expect to continue to make investments in our sectors as we find compelling opportunities, balanced by conservatively managing our liquidity.
The $978 million increase in Total equity during the nine months ended September 30, 2025 was primarily due to our public offering of shares in June 2025 and the impact of the Reorganization Transactions, as well as Net income during the period of $240 million.

(in thousands)	September 30, 2025	December 31, 2024
Total assets	$11,522,716	$7,119,855
Total liabilities	$8,350,397	$4,925,503
Total equity	3,172,319	2,194,352
As of September 30, 2025 and through the date of this filing, we have not experienced any difficulties meeting counterparty requests to return loans or collateral.
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
Refer to Note 17 of Galaxy’s consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on commitments and contingencies and Note 15 of Galaxy’s consolidated financial statements for further information on the Company’s lease obligations. A table summarizing our contractual obligations is included in “Contractual Obligations” below. As of September 30, 2025 and December 31, 2024, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial position.
Cash Flows

	For the Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Net cash provided by (used in) operating activities	756,948	172,735
Net cash provided by (used in) investing activities	(710,469)	(457,566)
Net cash provided by (used in) financing activities	628,844	240,198
Nine Months Ended September 30, 2025
Cash and cash equivalents for the nine months ended September 30, 2025 increased from $462.1 million to $1.1 billion. The Company utilized $710.5 million for its investing activities, which was primarily due to purchases of investments of $2.5 billion and purchases of property, equipment and intangible assets of $634.5 million partially offset by proceeds and distributions from investments of $2.6 billion. Net cash provided by financing activities was $628.8 million primarily due to $522.5 million, net of costs, from share issuances and $416.2 million of proceeds from Notes payable, net of issuance costs, partially offset by $178.4 million net cash used for margin loans payable. Operating activities provided an additional $756.9 million.

Nine Months Ended September 30, 2024
Cash and cash equivalents during the nine months ended September 30, 2024 decreased from $316.6 million to $272.0 million. The Company used $457.6 million for its investing activities, which was primarily due to purchases of investments of $2.8 billion partially offset by proceeds and distributions from investments of $2.4 billion. Net cash provided by financing activities was $240.2 million primarily due to $122.6 million, net of costs, from share issuances and $391.8 million of proceeds from loans payable partially offset by $236.0 million repayment of loans payable. Operating activities provided an additional $172.7 million.
Contractual Obligations
The following table presents a summary of our contractual obligations as of September 30, 2025:

(in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Loans and collateral payable(1)	$5,928,857	$5,919,277	$9,580	$—	$—
Lease obligations	14,524	1,427	8,719	4,378	—
Notes payable	1,288,254	440,754	445,000	402,500	—
Data center commitments	908,089	908,089	—	—	—
Legal settlement	160,000	40,000	120,000	—	—
Other obligations(2)	137,333	2,081	135,252	—	—
Total Contractual Obligations	$8,437,057	$7,311,628	$718,551	$406,878	$—
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
Management’s estimate of the effect of digital asset price risk on our Treasury and Corporate digital asset portfolio due to a +/- 20% change in the market prices of digital assets, with all other variables held constant, was +/- $260.9 million and $247.3 million as of September 30, 2025 and December 31, 2024, respectively.
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
Management’s estimate of the effect of equity price risk on investments due to a +/- 20% change in the market prices of our investments and investments sold short, with all other variables held constant, was +/- $378.5 million and $327.4 million as of September 30, 2025 and December 31, 2024, respectively.
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
Galaxy participates in DeFi protocols as part of its operations. DeFi is built on smart contracts that facilitate transactions without traditional intermediaries. The counterparty risk is elevated in decentralized finance environments due to the pseudonymous nature of blockchain transactions. Furthermore, the collateralization mechanisms in DeFi, often involving volatile digital assets, can lead to liquidity issues, especially in market downturns. The lack of a central authority or regulated framework to enforce contractual obligations or provide depositor insurance also increases our risk, as we have limited recourse in the event of defaults or platform failures. Additionally, smart contract risks, such as code vulnerabilities or execution failures, can result in significant financial losses. We have implemented monitoring procedures to both identify potentially malicious counterparties and minimize our exposure to any individual decentralized protocol.
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
Below is a list of digital asset trading platforms, including their location and type of collateral posted, where Galaxy posted more than a de minimis amount of risk margin as of September 30, 2025:

Entity	Entity Type	Entity Domicile	Collateral Type
Binance	Digital asset trading platform	Cayman Islands	Digital assets
Maple	Digital asset trading platform	Australia	Digital assets
Fidelity	Digital asset trading platform	United States	Digital assets
Coinbase	Digital asset trading platform	United States	Digital assets
As of September 30, 2025, the total amount of digital assets on the digital asset trading platforms listed above was $1.1 billion, of which $374.3 million was held at Binance, $307.3 million was held at Maple, $214.4 million was held at Fidelity, and $172.3 million was held at Coinbase.
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
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our CEO (our principal executive officer) and our CFO (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
Luna matters: On March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve civil claims related to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. As of September 30, 2025 and December 31, 2024, the Company had accrued a legal provision of $149 million and $182 million, respectively. The accrued amounts include the impact of discounting the estimated cash flows at a rate of approximately 4.3%. The undiscounted settlement was $200 million and payable between 2025 and 2028, with a payment of $40 million in each of 2025 and 2026, and a payment of $60 million in each of 2027 and 2028. Under the terms of the settlement, Galaxy also agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
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
•Our Founder controls a significant portion of our voting power and his interests may be different from those of stockholders and may prevent new investors from influencing significant corporate decisions, including mergers, consolidations, or the sale of us or all or substantially all of our assets.
•The market price and trading volume of our Class A common stock may be volatile, which may affect the value of an investment in our Class A common stock and could subject us to litigation.
•Substantial future sales of shares of our Class A common stock in the public market could cause the market price of our Class A common stock to fall.
•The tokenization of our Class A common stock may introduce risks and uncertainties that adversely affect the market for, and the trading price of, our Class A common stock, among other potential consequences.
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
We and our subsidiaries have limited operating history on which an investor might evaluate our performance. We began operations in 2018, and publicly introduced new products and services, including buying and selling of select cryptocurrencies (our “trading” business), managing capital on behalf of third parties (our “asset management” services), our financial, investment and strategic financial services (our “investment banking” services), our balance sheet venture investments portfolio (managed by our “crypto ventures” team), our suite of products and services related to bitcoin mining (our “mining” services) in 2020, our self-custody technology business in 2023, our validator services business in 2024 and our GalaxyOne platform in 2025. As a result, we are subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues, any of which could have a material adverse effect on us and may force us to reduce or curtail operations. Due to our limited operating history, our business model has not been fully proven and we have limited financial data that can be used to evaluate our current business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for, model and manage future growth and risks. Our historical revenue growth should not be considered indicative of our future performance. There is no assurance that we will be successful in achieving a return on stockholders’ investment and the likelihood of success must be considered in light of the early stage of operations. Even if we accomplish these objectives, we may not generate the anticipated positive cash flows or profits. No assurance can be given that we will ever be successful in our operations and operate profitably.

Furthermore, our business lines are nascent, unproven and subject to material legal, regulatory, operational, reputational, tax and other risks in every jurisdiction and are not assured to be profitable. We may fail to be able to implement our investment or trading strategies, achieve our investment objectives, effectively operate our digital asset mining sites, develop our business lines or produce a return for our investors. We have chosen to pursue a number of different businesses in this evolving industry. It is possible that some of these businesses may be difficult to enter and/or it may become evident that a particular business is not a productive use of capital or time. In particular, it is possible that existing laws and regulations (as interpreted going forward), and newly-enacted laws and regulations that have not yet become effective or been proposed, could make it impractical or impossible for us to enter into new business lines and may require us to stop engaging in certain business activities that we already perform that may currently be profitable. These difficulties and legal restrictions could lead us to modify our businesses and focus. In particular, we may become involved in investments and projects that are not directly related to the digital asset or blockchain industry. These projects are likely to relate to industries and clients that we believe will benefit in the future from blockchain technology and our experience and network in the digital assets industry.
From time to time, we may also launch new lines of business, offer new products and services within existing lines of business or undertake other strategic projects. For example, we are currently in the process of converting the infrastructure at our Helios mining campus to AI/HPC data center infrastructure and operations. While we have experience in providing computing power, we have no experience in developing, retrofitting and offering AI/HPC data centers, and there can be no assurance that these or any other modifications to our business model and strategy will be successful or will not result in harm to our business. See “—Risks Related to Our Business Lines—Our strategy to expand into the AI/HPC data center business may not be successful and may result in adverse consequences to our business, financial condition and results of operations” for more information on the risks relating to our transition to the AI/HPC business. There are substantial risks and uncertainties associated with these efforts and we expect to invest significant capital and resources in such efforts. Regulatory requirements can affect whether initiatives are able to be brought to market at all and, even if so, in a manner that is timely and attractive to our customers. Initial timetables for the development and introduction of new lines of business, products or services and price and profitability targets may not be met. Furthermore, our revenues and costs may fluctuate due to start-up costs associated with new businesses or products and services (including for legal or regulatory reasons) while revenues may take time to develop, which may adversely impact our results of operations. If we are unable to successfully manage our business while reducing expenses, our ability to continue in business could depend on our ability to raise sufficient additional capital, obtain sufficient financing and/or monetizing assets. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

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
•our ability to compete with our competitors; and
•general economic conditions in either domestic or international markets, including the impact of pandemics, global economic slowdowns, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, actual or perceived global banking and finance related issues, increased risk of inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential or actual government shutdowns, related thereto, interest rate volatility, and potential global recession.

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
Any declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets generally may adversely affect our operating results. We have significant investments in digital assets. As of September 30, 2025, we held digital intangible assets of $3.8 billion, digital financial assets of $322.9 million, and bitcoin and ether spot ETF investments of $640.8 million. Changes in the value of digital assets will generally have a significant impact on our results. Our operating results will be impacted by the revenues and profits we generate from the purchase, sale, and trading of digital assets and financial contracts linked to digital assets. The price of digital assets and associated demand for buying, selling, and trading of digital assets have historically been subject to significant volatility. For instance, in 2017 and 2021, the value of certain digital assets, including bitcoin, experienced steep increases in value, followed by steep declines in 2018 and 2022. After recovering from the 2018 decline and reaching record highs in December 2021, the value of the total crypto market cap declined by approximately 64% in the twelve months ended December 31, 2022. The collapse of several companies in the digital asset industry such as Celsius, Voyager and FTX impacted digital assets prices in 2022 and the majority of 2023. We believe that the approval and launch of spot-based Bitcoin ETFs in the U.S. in the first quarter of 2024 and the election of President Donald Trump in the fourth quarter of 2024 drove up the crypto market cap again in 2024, but the crypto market generally declined in the first quarter of 2025 before increasing again in the second quarter of 2025. The price and trading volume of any digital asset is subject to significant uncertainty and volatility, and may significantly decline in the future, without recovery. Such uncertainty and volatility depend on a number of factors, including:
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
There is no assurance that any digital asset will maintain its value or that there will be meaningful levels of trading activities. For example, in 2022, we witnessed dampened demand for trading digital assets in the wake of industry turmoil, impacting our operating results. In the event that the price of digital assets or the demand for trading digital assets decline, our business, operating results, and financial condition could be adversely affected.

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

Any enforcement action by the SEC or a state securities regulator asserting that a digital asset is a security or sold in a securities transaction or related derivatives contract, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of that digital asset, and depending on the specific characteristics of the digital asset, could have adverse spillover effects on the trading values of other digital assets perceived to share similar characteristics. This is because the business models behind most digital assets are incompatible with U.S. regulations applying to transactions in securities. If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets. For example, all transactions in such digital asset would have to be registered with the SEC and potentially state securities regulators, or conducted in accordance with exemptions from registration, which could severely limit its liquidity and usefulness. Moreover, the network on which such digital asset is utilized may be subject to regulation as an intermediary in the securities markets, which could effectively render the network impracticable for its intended purposes. In addition to materially and adversely affecting the trading value of the digital asset, any such consequences are likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is a security or securities transaction by the SEC or another regulatory or judicial authority may have similar effects.

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

In addition to the potential for adverse consequences to our business, financial condition and results of operations described under “—A determination that a digital asset is a “security,” or that an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock,” the classification of a digital asset as a security under the federal securities laws has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, clearing and holding of such assets. In 2023, the SEC brought the Coinbase Complaint, the Binance Complaint and the Kraken Complaint, alleging that a number of digital assets are securities and that, as a result, each of these companies had failed to register with the SEC in a number of capacities as required under the federal securities laws. Although the complaints against Binance, Coinbase, and Kraken have been dismissed, in the days following the complaints, one of the digital asset trading platform’s publicly traded stock price fell by 10%. Although we take the implications that our digital assets could be treated as securities for federal securities law purposes into account, for a digital asset that we previously treated as not being a security for federal securities law purposes, the implications could include the following, any of which could have adverse consequences to our business, financial condition and results of operations as well as the market price of our Class A common stock:
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
We have procedures designed to analyze whether each digital asset that we seek to transact in or develop could be deemed to be a “security” under the federal securities laws. We have adapted our process for determining the federal securities law status of digital assets over time, as the specific steps in the process have evolved in light of the developing regulatory environment. Prior to 2018, our activities primarily involved Bitcoin and Ethereum and their various forks. Beginning in January 2018, we implemented a procedure whereby before transacting in a new digital asset, our trading desk would seek approval from the legal department; and the legal department would generally discuss the digital asset with other Galaxy employees to determine whether the digital asset appeared to have a consumptive use, as opposed to a merely speculative investment use, and if so, approve it for transactions. Beginning in January 2019, our legal department introduced a New Product Approval form in order to standardize the process that was initiated the previous year, and responsibility for approving and categorizing new digital assets was assigned to a risk committee later renamed the “Token Committee” composed of senior executives, including members of the legal department, and advised by the legal department. The Token Committee is currently comprised of our President, Chief Financial Officer, Chief Operating Officer, General Counsel, Head of Trading, Head of Technology, Head of Research, Head of Operations, Chief Compliance Officer, Deputy Chief Compliance Officer and Deputy General Counsel. In August 2020, with the benefit of several months’ experience using the Token Committee approval process, our legal department updated the New Product Approval form to more closely align with the analysis being conducted by the Token Committee with advice of the legal department. In August 2021, the Token Committee introduced an element to the approval process in addition to the New Product Approval form, generally requiring a third-party assessment of a digital asset’s federal securities law status, which may include a legal analysis prepared by external lawyers. In 2025, the process was further updated to also require an assessment as to whether a digital asset could be deemed a security under New York state securities laws.

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
If the SEC or any other party alleges that our non-custodial staking services involve unregistered offers and sales of securities or unregistered securities broker-dealer activity in violation of the Securities Act or the Exchange Act and the courts agree, we may be required to cease our non-custodial staking activities and may be subject to monetary and other penalties or other liabilities.

In several enforcement actions filed by the SEC under the prior administration in federal courts in New York, California, and Washington D.C., the SEC alleged that certain companies have offered staking services to retail customers for various digital assets as unregistered securities or acted as unregistered securities broker-dealers in facilitating offers or sales of third-party staking services in violation of the registration provisions of the Securities Act or the Exchange Act. For example, in 2023 the SEC charged Kraken, Coinbase and Binance with offering and selling digital asset staking-as-a-service programs to retail customers as unregistered investment contract schemes in violation of the Securities Act. In June 2024, the SEC charged Consensys Software Inc. with acting as an underwriter of unregistered securities in violation of the Securities Act and as an unregistered broker in violation of the Exchange Act by marketing the Lido and Rocket Pool third-party liquid staking-as-a-service programs to retail customers through Consensys’ “Metamask Staking” platform. As noted above, the complaints against Binance, Coinbase, and Kraken have been dismissed, as has the complaint against Consensys. In May 2025, the staff of the SEC Division of Corporation Finance released a statement taking the view that “protocol staking” activities described therein do not involve the offer or sale of a security (the “Staff staking statement”). While we believe our non-custodial staking services are within the activities described in the Staff staking statement, the Staff staking statement is not a rule or other statement of the SEC and is not binding on any party—including the SEC or a court.
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
Our issuance of the Galaxy Premium Yield Investment Note through our GalaxyOne platform exposes us to additional regulatory, litigation, and financial risk.
We offer the Galaxy Premium Yield Investment Note (the “Note”) as an investment product through our GalaxyOne platform. The Note is not a bank deposit or other obligation of, or guaranteed by, any bank. It is not insured by the FDIC or any other governmental agency. The Note is unsecured, and investors may lose some or all of their principal. Galaxy Digital LP offers the Note only to accredited investors, as defined by the SEC under Rule 501 of its Regulation D, which includes individuals permitted to invest in certain private securities offerings not registered with the SEC. Should the SEC disagree with our classification of the Note, or if Galaxy Digital LP were unable to meet its obligations to investors pursuant to the terms of the Note, customers may bring claims or litigation against us that would be costly to address and may adversely affect our business.
Our relationship with our bank partner, Cross River Bank, is important to our GalaxyOne business, and if we are unable to maintain our relationship, it may adversely affect such business and its financial performance.
We rely on Cross River Bank to provide the banking services offered through the GalaxyOne platform, such as opening and maintaining customer high-yield demand deposit accounts and issuing GalaxyOne-branded debit cards. Our relationship with Cross River Bank is an important part of our GalaxyOne business as we do not have a banking license.
Our relationship with Cross River Bank is governed by several agreements. These agreements give Cross River Bank discretion in approving aspects of our business practices, including our application and qualification procedures for customers and the products we introduce pursuant to such partnerships, and require us to comply with certain risk management standards and other regulations. If we lose our relationship with Cross River Bank and we are not able to switch to another bank partner, we will not be able to operate our business in its current form. If Cross River Bank terminates any of these agreements or is unable or unwilling to process customer transactions for any reason, including for regulatory reasons, we will likely be unable to switch some or all of our customer transactions or accounts from Cross River Bank to another bank because customers hold their accounts directly with Cross River Bank rather than one of our affiliates. Moreover, switching a significant portion or all of our member accounts handled by Cross River Bank to another bank partner or partners, including contracting with an additional bank or banks, may take time and increase the complexity of our operations, resulting in significant additional costs and diverting management’s attention from other aspects of our business.
More specifically, we partner with Cross River Bank pursuant to a master program services agreement (as amended, the “CRB MPSA”), and a credit card and debit card amendment to the CRB MPSA. The CRB MPSA has an initial term of three years, beginning in October 2022, and shall continue for two successive terms each for two year periods (each a “Renewal Term”), unless prior to the expiration of the initial term or any Renewal Term, either Cross River Bank or GalaxyOne gives the other party not less than ninety days’ written notice of its election not to renew the CRB MSA. The

Initial Term of the CRB MPSA ends in October 2025 and GalaxyOne intends to maintain the relationship through the upcoming first Renewal Term. Cross River Bank may terminate or suspend individual demand deposit accounts at any time in Cross River Bank’s sole discretion; however, a suspension of a majority of accounts for a period exceeding thirty days without written approval by GalaxyOne will be deemed a termination of the CRB MPSA. Cross River Bank and GalaxyOne may both terminate the CRB MPSA early for cause upon the occurrence of certain events, including but not limited to certain regulatory changes, regulatory termination, and insolvency by either party. Cross River Bank may also elect to suspend the CRB MPSA, during which time new account openings are suspended, until such time as the parties are able to correct the aspects of the program leading to the suspension. Upon the termination or expiration of the CRB MPSA, GalaxyOne may elect to transition the program to a successor banking provider, at which time Cross River Bank and GalaxyOne are contractually obligated to work together during the wind-down period to wind down the program or transition the program to the successor as soon as reasonably possible and in no event later than one year after expiration or termination of the CRB MPSA, but we cannot guarantee the outcome of such a transition or wind down.
Partnerships between banks and financial technology companies have been the subject of increased and evolving scrutiny from regulators and legislators over the past several years. Federal banking regulators have, in some cases, required increased oversight by banks of their partners or restricted banks’ abilities to offer or expand programs. Accordingly, we or Cross River Bank may face external pressures that could impose additional compliance costs on us or Cross River Bank, impact Cross River Bank’s ability to process transactions, and affect our relationship over time. The potential for increased regulatory scrutiny may cause Cross River Bank to reassess its partnership with us and may deter new potential bank partners from entering a partnership with us. For more information related to these regulatory matters, see the section titled “Business—Regulatory Environment.”
In addition, our reliance on Cross River Bank exposes us to its economic performance, such as any liquidity constraints, insolvency, or other factors impacting Cross River Bank’s ability to provide banking services through the GalaxyOne platform, and to any events, circumstances, or risks affecting Cross River Bank or the banking system generally. If Cross River Bank’s stability deteriorates, if it does not maintain appropriate regulatory compliance, or if GalaxyOne’s business or economic relationship with Cross River Bank deteriorates for any reason, we will likely be unable to transfer customer accounts (or, if we are able, may incur substantial costs to do so) to a new bank partner and may have difficulty finding additional bank partners; in addition, our GalaxyOne products may be disrupted, the GalaxyOne brand may be harmed, and its business and financial performance may be adversely affected.
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
Our Founder, other members of senior management or other key personnel could engage in activities outside of Galaxy or could leave their positions at Galaxy in favor of other pursuits. Neither our Founder nor any other key personnel are contractually required to continue to provide services to us. While all of our key personnel have entered into employment agreements with us which contain covenants that they will not compete with us and applicable laws may prevent such personnel from engaging in certain directly competitive activities to the extent that they are members of our board of directors, such laws will not guarantee to stockholders that such personnel will devote their full time, attention or efforts to us. For example, if our Founder were to cease to provide services to us, he could engage in other pursuits, which may relate to digital assets or investing, while remaining our largest owner, an outcome that may be unfavorable to stockholders. Our Founder may also continue to manage significant non-digital assets outside of us, which may consume some of his time, attention and efforts.

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
More broadly, because the digital asset, blockchain technology and AI sectors are relatively nascent, public opinion is underdeveloped and will continue to evolve over time. For example, there has been focus on the environmental, social and governance considerations regarding the use of electricity and other resources for digital asset mining operations. The same environmental considerations are also applicable to the AI/HPC sector.
Public debate regarding the regulation of all facets of the digital asset sector will continue to take shape as regulators and lawmakers make their positions known. Moreover, in 2022, each of Celsius Networks, Voyager Digital, Three Arrows Capital and FTX declared bankruptcy. In particular, in November 2022, FTX—which was at the time one of the world’s largest and most popular digital asset trading platforms—became insolvent, and it was revealed that the platform had been misusing customer assets, resulting in a loss of confidence in participants of the cryptoeconomy and negative publicity surrounding crypto more broadly. Additionally, in February 2025, the digital asset trading platform, Bybit, lost approximately $1.5 billion in ether through a hacker-induced transfer from its cold wallet to a wallet address associated with the Lazarus Group. Unfavorable media coverage in relation to the cryptoeconomy, including the societal impact of digital assets and the infrastructure that supports them and/or the viability of any particular cryptocurrency, digital asset trading platform, or firm engaged in digital asset-related businesses, could have a cascading impact on digital assets as an investable asset class, or even the cryptoeconomy at large, and adversely impact our business, our operating results and the value of any investment in us.
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
We do not insure the digital assets that we hold. While our third-party custodians have indicated to us that they maintain insurance coverage that is intended to cover losses of the digital assets they custody on behalf of their clients to some extent, there can be no assurance that the loss of any digital asset is at all or fully insured against, and we may have limited rights of legal recourse in the event of loss caused by a third party. Consequently, a loss may be suffered with respect to our digital assets that is not covered by insurance and for which no person is liable for damages. For example, in 2021 there were reports claiming that over 70% of bitcoin trading volume on digital asset trading platforms was falsified or non-economic in nature, with specific focus on unregulated digital asset trading platforms located outside of the United States. Such reports may indicate that the bitcoin exchange market is significantly smaller than expected and that the United States makes up a significantly larger percentage of such market than is commonly understood. Nonetheless, any actual or perceived false trading in digital asset trading platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of such assets. Further, a number of digital asset trading platforms, including certain digital asset trading platforms with which we engage, do not obtain or perform comprehensive Services Organization Controls (“SOC”) 1 and SOC 2 evaluations of their systems on a regular basis, if at all. SOC 1 evaluations of a digital asset trading platform assess whether transactions are properly secured and segregated, and that the information provided to traders and investors is complete, accurate and timely. SOC 2 evaluations assess the design and implementation of a digital asset trading platform’s security, availability, and confidentiality controls. Moreover, there are two types of such SOC evaluations: type 1 evaluates the processes at a particular point in time, while type 2 evaluations can test that the system controls across both the platform and its custody products, if applicable, have been operating effectively over a period of time. If digital asset trading platforms do not perform SOC evaluations, we may be unable to confirm that such platforms’ financial reporting is accurate or whether it has taken proper steps to secure its information technology infrastructure against internal and external threats, which could expose us to additional risks that may have been identified and remediated had such platforms obtained or performed SOC evaluation. Engaging with such digital asset trading platforms and decentralized finance protocols could materially impact our reputation and the actual or perceived security of our investments. Any engagement with digital asset trading platforms that do not obtain or perform SOC examinations exposes us to greater risks than companies that engage solely with digital asset trading platforms that maintain thorough SOC examination processes. As of September 30, 2025, we held approximately $1.8 billion in digital assets at digital asset trading platforms and decentralized finance protocols or custodians that do not have service organization controls reporting available. In addition, over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances or were made whole in dollar terms that did not enable customers to benefit from the market value growth of the original digital asset balances. For example, in November 2022, FTX—which was at the time one of the world’s largest and most popular digital asset trading platforms—became insolvent, and it was revealed that the platform had been misusing customer assets. While smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action.
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

For example, in December 2022, a proposed class action was filed in the Ontario Superior Court of Justice against GDH Ltd., our CEO and our former Chief Financial Officer asserting various claims including alleged misrepresentations relating to our public disclosure regarding investments and trading in the LUNA digital asset. The class action seeks unspecified damages and various declaratory relief, including leave to proceed with the right of action for misrepresentation under statutory securities provisions. These proceedings are still in early stages and have not been certified to proceed as a class action. The plaintiff’s motion for leave and certification is scheduled to be heard in April 2026.
In addition, on March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve certain civil claims relating to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. Under the terms of the settlement, Galaxy (i) accrued a legal provision of $149.4 million as of September 30, 2025 (the undiscounted amount of which is $160 million, payable on a pre-determined schedule over the course of four years) and (ii) has agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
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
We host certain of our mining equipment at third-party data centers. The providers oversee maintenance, up-time and other important elements of mining productivity. There is a service agreement that guarantees hash rate performance and system up-time and contractual consequences if the hosts do not meet these requirements. To the extent that a host does not meet these requirements for extended periods of time, the revenue from this business could be less than anticipated. Additionally, to the extent power costs increase, it could affect the future profitability of the business.
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

The Project Financing Documents contain certain financial and other covenants that may limit our operating flexibility. The violation of one or more of these covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date or in the need to refinance.
On August 15, 2025, Galaxy Helios I entered into the Project Financing Documents. Subject to customary exceptions, the Project Financing Documents contain certain limitations on the ability of Galaxy Helios I to engage in certain activities, including incurring indebtedness and liens, making investments, entering into affiliate transactions and undergoing fundamental changes. The Project Financing Documents also contain a financial maintenance covenant, requiring Galaxy Helios I to maintain a minimum debt service coverage ratio of 1.40 beginning with the first full quarter after Stabilization (as defined in the Credit Agreement) and a maximum loan-to-cost ratio of 80% on the closing date and each fiscal quarter thereafter until Stabilization. GDH LP is required to maintain tangible net worth of at least the Loan Amount tested on a quarterly basis and to maintain liquidity of at least 10% of the aggregate outstanding Loan Amount at all times (reduced to 5% upon satisfaction of certain conditions).
The Project Financing Documents contain customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of certain representations and warranties, cross defaults to certain indebtedness, certain events of bankruptcy and insolvency, certain judgments, change of control, certain ERISA events, the termination of certain contracts, the misuse of funds and the invalidity of the loan documents.
The terms of any future indebtedness we may incur could include similar or more restrictive covenants. We cannot ensure that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
Our failure to comply with the restrictive or financial covenants described above as well as the terms of any future indebtedness could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our business, operating results, financial condition, and prospects could be materially adversely affected.
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
Further, bitcoin mining operations can consume, and our AI/HPC data center operations are expected to consume, significant amounts of electricity. There has been increased focus on, and public debate surrounding, the negative environmental, social and governance considerations associated with such operations. For a more detailed discussion of these risks, see “—Risks Related to Regulation, Information Systems and Privacy Matters—Legislative or regulatory changes or actions in foreign jurisdictions may affect our business or restrict the use of one or more digital assets, transactions referencing digital assets, mining activity or the operation of their networks or the digital asset trading platform market in a manner that adversely affects our business” and “Risks Related to Regulation, Information Systems and Privacy Matters—If regulators or public utilities take actions that restrict or otherwise impact mining activities, there may be a significant decline in such activities, which could adversely affect digital asset networks, our business and the market price of our Class A common stock.”
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
Our mining business strategy currently focuses on mining bitcoin (as opposed to other digital assets), and our hardware is limited to mining using current “proof-of-work” protocols. There could be developments in proof-of-work protocols, or other competing validation methods or processes, that negatively impact our current business strategy or render such business strategy obsolete. Proof-of-stake is an alternative method of validating digital asset transactions on other popular blockchain networks. Proof-of-stake methodology does not rely on resource intensive calculations to validate transactions and create new blocks in a blockchain; instead, the validator of the next block is determined, sometimes randomly, based on a methodology in the blockchain software. Rewards, and sometimes penalties, are issued based on the amount of digital assets a user has “staked” in order to become a validator. Should bitcoin shift from a proof-of-work validation method to a proof-of-stake or other method, the transaction verification process (i.e., “mining” or “validating”) may render our mining business materially less competitive or less profitable. In addition, in the general course of our business outside of our mining business, we participate in networks with proof-of-stake consensus algorithms, and we may earn rewards in the form of the native token of the network. Depending on the protocol, we also may permit third parties to “delegate” their digital assets to our validator. The third party earns rewards net of a commission earned by Galaxy. The value of any staked digital assets is subject to market volatility, and any such rewards we may earn as a validator could be offset by a loss in value of the staked digital assets. In addition, to the extent we participate in a proof-of-stake network but fail to remain current in any updates or upgrades to the network, we may become temporarily unable to earn rewards as a validator with respect to any staked digital assets on such network, or could have staked digital assets taken from us (“slashed”), to the extent we are deemed to be deviating from acting in the best interest of the network.
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
If we choose to hedge our exposures, such hedging transactions may be ineffective or reduce our overall performance.
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
Because of regulatory uncertainty regarding how transactions in digital assets or digital securities by broker-dealers are or should be regulated, none of our broker-dealer subsidiaries currently engage in underwriting services, private placement services, or otherwise facilitate customer transactions with respect to offerings involving digital assets, tokens, cryptocurrencies, digital securities or initial coin offerings, nor do they accept digital assets, tokens, cryptocurrencies or digital securities as payment for broker-dealer related services.
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
FIN2, LLC (“FIN2”), the entity through which we provide retail brokerage accounts through GalaxyOne, also does not currently facilitate customer transactions in digital assets, although these are offered through GalaxyOne through a separate affiliate.
Additionally, because of regulatory uncertainty regarding how transactions in digital assets and digital securities by broker-dealers are or should be regulated, none of our broker-dealer subsidiaries currently accept cryptocurrencies, digital assets or digital securities as payment for broker-dealer services, which could negatively impact, our financial condition, profitability and results of operations if the value of such foregone digital asset consideration materially appreciates over time relative to cash consideration.
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
Galaxy’s self-custody technology solution licenses self-custody software technology to customers that allows customers to generate and store the private keys to their digital assets, as well as to generate multi-signature backup keys, in a secure cold storage vault. Self-custody technology is novel and complex, and as with any new technology, we may encounter technical issues, disruptions or security weaknesses. As such, there is no assurance that our self-custody technology solution will continue to perform as expected. In the event that the technology does not perform appropriately or its security is compromised, our reputation could be adversely affected. Any number of technical changes, software upgrades, cybersecurity incidents or other changes to the technology may occur or be required from time to time, and if we are unable to troubleshoot and resolve any such issues successfully, it could adversely impact our business, financial condition and results of operations.
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
There are also volatility risks related to stablecoins, which are designed to have a relatively stable price relative to an underlying physical asset, most commonly a fiat currency, such as U.S. dollars, or an exchange-traded commodity. The stability of a stablecoin results from the underlying assets backing the stablecoin that are held by the stablecoin’s issuer in reserve accounts, among other factors such as the ability of a holder to redeem the stablecoin from its issuer at par. The issuers of certain stablecoins currently retain broad discretion to determine the composition and amounts of assets held in the issuers’ accounts backing those stablecoins, and to substitute assets other than the fiat currency that is initially deposited. The composition of backing assets varies considerably across popular stablecoins, with some stablecoins backed entirely by off-chain assets including cash or short-term, highly liquid assets, and others backed by assets significantly less liquid than cash or cash equivalents. For example, Circle, which issues USDC, reports that it holds cash and short-term cash equivalents to back its USDC stablecoins. Meanwhile, Tether, which issues USDT, publishes a report on a quarterly basis which includes a breakdown of the consolidated total assets comprising its reserves backing USDT as of a given reporting date, and according to such reports, its reserves have included commercial paper and certificates of deposit, cash and bank deposits, reverse repo notes, money market funds, treasury bills, secured loans, corporate bonds, funds and precious metals, and other investments (including digital tokens). We regularly transact in and hold stablecoins; as of September 30, 2025, USDC, USDT and USDS were the only stablecoins that we held in material amounts. A lack of applicable law and regulation has afforded discretion to certain stablecoin issuers to determine the composition and amounts of assets backing those stablecoins. There is a risk that an issuer may be unable to liquidate enough backing assets if it were to face mass redemptions of its stablecoin, which could cause the price of the stablecoin to deviate from the price of the underlying fiat currency or other asset with which the stablecoin is designed to align in price. In extreme cases, such as a request to immediately redeem all or substantially all of a particular stablecoin in circulation, even stablecoins backed by reserves comprised primarily of cash and cash equivalents may be subject to instability or an inability of the stablecoin issuer to meet all redemption requests, as the market for short-dated U.S. government obligations might not be sufficiently price stable. Market participants have increasingly shown concern about the actual underlying liquidity and reserves for dollar stablecoins such as USDT and USDC. For example, according to reports, Circle had more than $3 billion of its USDC reserve funds on deposit at SVB which became temporarily inaccessible when SVB was placed into FDIC receivership in March 2023. Although these funds were ultimately made available, concerns related to Circle’s access to these funds caused USDC to temporarily fall below its $1.00 peg, and the total market capitalization of USDC decreased following this temporary depegging. If a stablecoin issuer were to fail to honor its redemption obligations, this could undermine public confidence in stablecoins and in digital assets more broadly, which could have a widespread impact on the cryptoeconomy, causing the prices of other stablecoins and digital assets to become more volatile.
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
In December 2022, Galaxy Bahamas Ltd. received approval from the Securities Commission of The Bahamas for registration as a digital asset business under the Digital Assets and Registered Exchanges Act, 2020. Galaxy Bahamas Ltd. physically operates out of the Bahamas and serves as an extension of our trading business and GalaxyOne Prime LLC (“GPL”), one of the subsidiaries through which we operate our trading business. It also offers market making services in spot digital assets and digital assets derivatives. In light of the FTX bankruptcy and surrounding controversies, customers, counterparties and regulators may view operations within the Bahamian cryptoeconomy as riskier than operations in other jurisdictions. See “—Risks Related to Regulation, Information Systems and Privacy Matters—Legislative or regulatory changes or actions in foreign jurisdictions may affect our business or restrict the use of one or more digital assets, transactions referencing digital assets, mining activity or the operation of their networks or the digital asset trading platform market in a manner that adversely affects our business” for a further discussion of these risks.
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
Many significant aspects of the U.S. federal income tax treatment of digital assets (including with respect to the amount, timing and character of income recognition) are uncertain. In 2014, the U.S. Internal Revenue Service (the “IRS”) released a notice (the “Notice”) discussing certain aspects of digital assets for U.S. federal income tax purposes and, in particular, stating that such digital assets (1) are “property,” (2) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (3) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. Moreover, in 2023, the IRS released a revenue ruling that provided guidance on digital asset staking, including guidance to the effect that staking rewards will, under certain circumstances, be treated as giving rise to taxable income (the “Staking Guidance”). However, the Notice, the Ruling & FAQs, and the Staking Guidance do not address other significant aspects of the U.S. federal income tax treatment of digital assets. For example, for a Non-U.S. Holder (as defined below), there currently is no guidance directly addressing whether or in what circumstances engaging in certain activities to generate yield on digital assets, including Staking, could give rise to income that is effectively connected with a trade or business in the United States. We do not intend to request a ruling from the IRS on these issues, and we will take positions on these and other U.S. federal income tax issues relating to digital assets that we believe to be reasonable. There can be no assurance that the IRS will agree with the positions we take, and it is possible that the IRS will successfully challenge our positions.
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
On November 15, 2021, former President Biden signed into law the Infrastructure Investment and Jobs Act (the “IIJA”). The IIJA implements a set of comprehensive tax information reporting rules that will apply to persons, including digital asset trading platforms and custodians, that regularly effect transfers of digital assets on behalf of other persons. In particular, these rules will require digital asset trading platforms and custodians to report certain digital asset transactions (including sales, exchanges and other transfers) effected on behalf of other persons on an annual return, in a manner similar to the current reporting rules for brokers that effect stock and other securities transactions on behalf of customers. In addition, the IIJA extends the reporting requirements for businesses that receive more than $10,000 in cash in a transaction

(or related transactions) to transactions involving the receipt of digital assets with a fair market value of more than $10,000. However, such extension to transactions involving the receipt of digital assets has been postponed pending the issuance of regulations.
In July 2024, the IRS and the U.S. Department of the Treasury released final regulations to implement certain of these reporting rules (the “July 2024 final regulations”). The July 2024 final regulations’ definition of the term “broker” is broad and, in a number of respects, is unclear in scope, but generally requires custodial brokers and brokers acting as principals to perform information reporting and backup withholding functions. Under the July 2024 final regulations and a notice released contemporaneously by the IRS and the U.S. Department of the Treasury, such reporting of cost basis information and backup withholding generally will apply in respect of transactions occurring on or after January 1, 2025, but certain transitional relief may be available for transactions occurring prior to January 1, 2026. The July 2024 final regulations do not address all aspects of the IIJA information reporting regime and their application is uncertain in a number of respects, including with respect to the collection and reporting of cost basis information for digital assets and the scope of transactions subject to reporting. In December 2024, the IRS and the U.S. Department of the Treasury issued separate final regulations describing information reporting rules for non-custodial industry participants (the “December 2024 final regulations”), including the requirement to file information returns and furnish payee statements reporting gross proceeds on dispositions of digital assets effected for customers in certain sale or exchange transactions. The December 2024 final regulations were repealed on April 10, 2025, under the Congressional Review Act. Regulations repealed under the Congressional Review Act generally may not be reissued in substantially the same form, and a new rule that is substantially the same as such a rule may not be issued, unless the reissued or new rule is specifically authorized by a law subsequently enacted. The impact on the IIJA information reporting regime of the repeal of the December 2024 final regulations is unclear and there can be no assurance that the same or similar regulations will not be authorized by future law.
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
Additionally, in various contexts, the SEC and state securities regulators have alleged that programs where firms borrow digital assets in exchange for a promise to return those assets, plus a yield, were unlawfully unregistered securities offerings. We do not believe that our borrowing activities constitute the offer or sale of a security. Among other things, unlike in the circumstances where this has been alleged against others, our borrowing activities are not “yield” products widely offered as an investment vehicle to the general public. Instead, we borrow digital assets from institutional counterparties through individually negotiated transactions, and/or through one or more DeFi protocols. While we do not believe our borrowing activities constitute securities offerings, there is a risk that the SEC or state securities regulators could take a contrary view. In that case, our prior determination, even if reasonable under the circumstances, would not preclude legal or regulatory enforcement action, or lawsuits brought by our clients and counterparties, based on the presence of a security. See “—Risks Related to Our Operations—A determination that a digital asset is a “security,” or that an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock,” for more information.
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
While there is no U.S. federal law that requires registration or licensing for lending activities, some digital asset lending arrangements have been found to be securities. See “—Risks Related to Our Operations—A determination that a digital asset is a “security,” or that an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock.” If we were to originate consumer or commercial loans in the United States, we would be subject to federal laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Consumer Protection Act, the Fair Credit Reporting Act and the Fair Debt Collection Practices Act. Further, some U.S. state laws may, under certain circumstances, require us to obtain a license from the relevant regulatory authority or authorities in a given state before conducting those lending activities.
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
If the digital asset rewards for mining blocks or the transaction fees for recording transactions on a digital asset network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit mining activities, miners may cease expending processing power to mine blocks and confirmations of transactions on the digital asset’s blockchain could be slowed. We pay miner fees in connection with our digital asset transactions. Miner fees can be unpredictable. For instance, in 2024, bitcoin miner fees decreased from approximately $0.08 per transaction in January 2024 to approximately $0.05 per transaction in December 2024. For example, the realization of one or more of the following risks could materially adversely affect the market price of our Class A common stock:
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
•A reduction in the processing power expended by miners on a digital asset network could increase the likelihood of a malicious actor disrupting or obtaining control of the network. See “—Risks Related to Cryptocurrencies and Digital Assets—If a malicious actor or botnet obtains control of more than 50% of the processing power on a digital asset network, or otherwise obtains control over a digital asset network through its influence over core developers or otherwise, such actor or botnet could manipulate the blockchain of such digital asset to adversely affect the market price of our Class A common stock or our ability to operate.”
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
We engage in various DeFi activities. As of September 30, 2025, Galaxy’s digital assets associated with decentralized finance protocols was $1,008.0 million. DeFi protocols achieve their purposes through self-executing smart contracts. Some of these DeFi protocols allow users to, for example, transfer digital assets to a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. Digital assets transferred to a pool generally earn interest to the lender, based on the rates at which borrowers repay the loan, and can generally be withdrawn with no restrictions. However, these DeFi protocols pose heightened regulatory concerns and are subject to various risks, including the risk that the underlying smart contract is insecure, the risk that borrowers may default and the lender will not be able to recover its digital assets, the risk that any underlying collateral may experience significant volatility, and the risk that certain core developers with protocol administration rights can make unauthorized or harmful changes to the underlying smart contract. If any of these risks materialize, our digital assets in these DeFi protocols may be adversely impacted and we may lose some or all of our digital assets.
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
GalaxyOne is subject to risks associated with the execution, transfer, and custody of cryptocurrency, specifically through our partnership with Paxos, which may adversely affect its business and financial performance.
Retail customers can use the GalaxyOne platform to access GalaxyOne Crypto, a technology platform that connects GalaxyOne customers (“End Users”) to Paxos via API to buy, sell, hold, and transfer cryptocurrency. We partner with Paxos for execution, transmission, and custody of End Users’ cryptocurrency. Paxos is a New York State-chartered trust company, overseen by the NYDFS, supporting cryptocurrency custody for End Users. Paxos is also registered as a money service business with FinCEN and maintains money transmitter licenses in a number of states in order to effect aspects of its trading business, including execution and transmission of cryptocurrency for End Users.
As further detailed under “—Risks Related to Our Business Lines,” the laws and regulations applicable to cryptocurrency are evolving and subject to interpretation and change, and GalaxyOne Crypto relies substantially on Paxos to comply with the requirements. Therefore, our current and future cryptocurrency services may be or become subject to additional licensing and regulatory requirements by other state and federal authorities, whether those requirements are imposed on us, Paxos, or both. Failure by Paxos to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue our partnership, all of which could materially impact our business, our ability to grow or to continue to operate, and could result in client dissatisfaction and reputational harm and expose us to client claims for damages.
In addition to the other risks disclosed under “—Risks Related to Our Business Lines,” there may be additional risks associated with our custody arrangements with Paxos, its obligations and limitations as a regulated New York State-chartered trust company, and with respect to federal or state law, our contractual relationship with the trust company, and other obligations of the trust company that may impact its ability to provide the products and services to our customers described herein.
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
As digital assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of cryptocurrency networks, users and platforms, with a focus on how digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises in the United States, and the safety and soundness of platforms and other service providers that hold digital assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by digital assets to users and investors.
For instance, on September 16, 2022, the U.S. Treasury and Justice Departments released regulatory and legislative recommendations and priorities to address illicit finance risks connected to the digital assets ecosystem, following former President Biden’s executive order on the regulation of digital assets. The reports reflect the proactive posture that both the U.S. Treasury and Justice Departments have taken towards the enforcement and implementation of AML standards in the digital asset ecosystem. As part of its AML efforts, the U.K.’s Financial Conduct Authority (“FCA”) requires cryptoasset businesses to be duly registered with the FCA under the Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017. The FCA has also introduced rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of cryptoassets, contending that they are “ill-suited” to retail consumers due to extreme volatility, valuation challenges and association with financial crimes. The rules, which entered into force on January 6, 2021, prohibit the sale, marketing and distribution to retail clients in the U.K. of derivatives and exchange traded notes that reference certain types of unregulated, transferable cryptoassets. The prohibition applies to investment firms, credit institutions and branches in the U.K. of third-country firms (among others) that market, distribute or sell digital asset-derivatives or digital asset trading platform traded notes in, or from, the U.K. to retail clients. Many types of cryptoassets, including popular cryptocurrencies such as bitcoin, are also subject to the U.K.’s financial promotions regime. It is a criminal offense for these products to be marketed in the U.K. unless the relevant financial promotion has been approved by an FCA authorized firm or an exemption applies. The exemptions are narrow and will generally only be available to sophisticated investors. The FCA is currently finalizing additional rules in this space and is likely to introduce new requirements on industry participants in fiscal years 2025 to 2026, including new regulations for stablecoin providers and cryptocurrency trading venues. To the extent other U.S. and foreign regulatory authorities or legislative bodies adopt other or additional regulations or legislation applicable to the digital asset industry or any other aspect of our business, we could face a heightened risk of potential regulatory violations and could be required to make significant changes to our business model and practices, which changes might not be successful. Any of these outcomes could have an adverse effect on our business, financial condition and results of operations.
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
We have developed and invest, directly and indirectly through our sponsored funds, in NFTs. We also invest in companies that create and support NFTs. NFTs are unique, one-of-a-kind digital assets made possible by certain digital asset network protocols. Because of their non-fungible nature, NFTs introduce digital scarcity and have become popular as online “collectibles,” similar to physical rare collectible items, such as trading cards or art. Like real world collectibles, the value of NFTs may be prone to “boom and bust” cycles as popularity increases and subsequently subsides. Certain metadata pertaining to NFTs or the collectible itself (such as digital art) represented by the NFT may be stored “offchain,” i.e., not on a decentralized digital asset network. If the entity behind an NFT project or its third-party hosting service or platform ceases hosting relevant data relating to NFTs, such NFTs may become worthless. If any of these events were to occur, it could adversely affect the value of certain of our future investments and strategies. In addition, because NFTs generally rely on the same types of underlying technologies as digital assets, most risks applicable to digital assets

(including phishing, hacking and blockchain risks) are also applicable to NFTs and hence any investment into NFTs will be subject to general digital assets risks as described elsewhere in these risk factors. We have also developed and released our own NFTs. Prior to developing and releasing an NFT, we consult external legal counsel to gain comfort that the NFTs we develop and release are not securities under the federal securities laws. However, we recognize that the application of the securities laws to NFTs is particularly uncertain, as most guidance related to the application of the federal securities laws to digital assets has been applied to more fungible forms of digital assets, such as cryptocurrencies. Any determination that the NFTs we develop and release are securities under the federal securities laws would adversely affect us. See “—Risks Related to Our Operations—A determination that a digital asset is a “security,” or that an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock.”
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
The financial services industry is among the most extensively regulated industries in the United States. We operate a commodity trading advisor/commodity pool operator, an investment adviser, and three broker-dealers, each of which is subject to a specific and extensive regulatory scheme. In addition, our subsidiary Galaxy Derivatives LLC (“GDL”) is a registered CFTC-regulated swap dealer. We are subject to numerous state and federal laws and regulations of general application. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients’ businesses.
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
Our subsidiary Galaxy DBL LLC is a CFTC-regulated commodity trading advisor and commodity pool operator and is a member of the NFA. In addition, our subsidiary GDL is a registered CFTC-regulated swap dealer. As such, Galaxy DBL LLC and GDL are subject to regulatory requirements under the Commodity Exchange Act, CFTC regulations and NFA bylaws and regulations. These include disclosure, recordkeeping, cybersecurity and reporting requirements, restrictions on advertising, registration and licensing of certain personnel and conduct and anti-fraud requirements, among others. Failure to comply with these regulations could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, as well as reputational harm. In addition, Galaxy’s customers may face additional costs for transactions with Galaxy (such as certain requirements related to margin posting and collection) that may make those customers less willing to trade swaps with Galaxy.
Galaxy Digital Partners LLC (“GDP”), Galaxy Securities, LLC (“GSL”) and FIN2, our broker-dealer subsidiaries, are subject to regulatory restrictions and requirements imposed by the SEC, FINRA, state securities regulators, and other relevant governmental authorities and self-regulatory organizations in the jurisdictions in which we operate. U.S. government agencies and self-regulatory organizations, including U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership. GDP is registered as a broker-dealer in 53 U.S. states and territories, and each of GSL and FIN2 are registered broker-dealers in 51 U.S. states and territories. GDP, GSL and FIN2 are all members of, and are subject to periodic examinations and investigations by, FINRA. Further, GDP, GSL and FIN2 are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish AML compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers and mutual funds must also implement related customer identification procedures and beneficial ownership identification procedures.
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
Our subsidiary Galaxy Digital UK Limited (“GD UK”) is authorized by the FCA and has permission to carry on a range of regulated activities, including, but not limited to, advising on certain investments, arranging deals in certain investments and dealing in certain investments as principal and agent. For example, GD UK’s permissions mean that it can enter into derivatives with customers that are professional clients and eligible counterparties. GD UK has been authorized by the FCA since December 17, 2024. As an FCA authorized firm, GD UK is subject to a range of laws and regulations, including, but not limited to, U.K. AML requirements, the FCA’s conduct of business obligations, regulatory reporting requirements and corporate governance obligations. Failure by GD UK to comply with these obligations may result in investigations and enforcement action by the FCA or other regulatory authorities in the U.K.
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
We are subject to risks related to the banking ecosystem, including through our GalaxyOne bank partnerships, FDIC regulations and policies, and other regulatory obligations, which may adversely affect our GalaxyOne business and financial performance.
The GalaxyOne platform, through GalaxyOne Holdings LLC, offers access to FDIC-insured high-yield demand deposit accounts offered by our bank partner Cross River Bank, Member FDIC. Customers who open a demand deposit account with Cross River Bank may also be issued debit cards by Cross River Bank. The Cross River Bank Deposit Account Agreement signed by our customers states that funds held by our customers in their Cross River Bank demand deposit account are eligible for insurance from the FDIC, up to the applicable limit.
We believe the demand deposit accounts offered by Cross River Bank through GalaxyOne and Cross River Bank currently comply and will continue to comply with all applicable requirements for each eligible customer’s deposits made through our platform to be covered by FDIC insurance. However, because Cross River Bank is a member of the FDIC instead of us, it is ultimately the responsible party for ensuring that customer funds held at the bank remain eligible for FDIC insurance up to the applicable limit.
If we or a non-bank third party that we work with (such as card networks and payment processors) were to fail or file for bankruptcy, FDIC deposit insurance would not cover any losses associated with that failure and receivership proceedings would not be entered into under the Federal Deposit Insurance Act (“FDIA”), because we are not a bank, nor are the non-bank third parties we work with. For example, if Cross River Bank were to fail and enter receivership proceedings under the FDIA (regardless of whether we or any of the non-bank third parties we work with also fail or file for bankruptcy) and if customers’ deposits were not covered by FDIC insurance, customers may seek to hold us liable for the full amount of their uninsured deposit losses, and any such claims or litigation could be costly to address. Additionally, if we, a non-bank third party we work with, or Cross River Bank were to fail (regardless of whether the deposits are covered by FDIC insurance), or if there were concerns of any of the foregoing, our customers may seek to withdraw their funds, or may not be able to withdraw all their funds in a timely manner, which may adversely affect our GalaxyOne business and financial performance, including by leading to claims or litigation that may be costly to address and harm our reputation.
Additionally, through contractual obligations to Cross River Bank in connection with this program, we are subject to risk management standards for third-party relationships in accordance with federal bank regulatory guidance and examinations by the federal banking regulators. Should we or Cross River be unable to satisfy these standards, we may have to discontinue certain products or the entirety of the relationship, and our GalaxyOne business and financial performance may be adversely affected.
In addition to the other risks disclosed under “—Risks Related to Our Operations,” there may be additional risks associated with our partnership with Cross River Bank, including but not limited to its operations, its obligations and limitations as a regulated bank under federal or state law, our contractual relationship with Cross River Bank, and other obligations of Cross River Bank that may impact its ability to provide the products to our customers described herein.

GalaxyOne is subject to risks associated with the regulation of broker-dealers, including through our partnership with DriveWealth, which may adversely affect its business and financial performance.
GalaxyOne, through FIN2, a registered broker-dealer and member of FINRA, offers traditional brokerage accounts to retail customers. FIN2 operates as an introducing broker on a fully-disclosed basis, with accounts being carried by DriveWealth, an unaffiliated registered broker-dealer and member of FINRA and various other self-regulatory organizations. GalaxyOne’s brokerage services also offer customers a stock lending (“GalaxyOne Rewards”) program through FIN2, with clearing and custody services provided by DriveWealth. Through the GalaxyOne Rewards program, FIN2 customers make certain fully paid or excess customer margin securities available for lending to other market participants.
As registered broker-dealers, FIN2 and our other two affiliate broker-dealers are subject to regulations that cover all aspects of their businesses, including sales practices, customer disclosures, AML and KYC obligations, use and safekeeping of customers’ funds and securities, capital adequacy, recordkeeping and the conduct of directors, officers, employees, representatives and associated persons. FINRA and the SEC conduct periodic examinations of the operations of broker-dealers. Violation of applicable regulations can result in the suspension or revocation of a broker-dealer’s registration, the imposition of censures or fines and the suspension or expulsion of the broker-dealer from FINRA.
In addition to the other risks disclosed under “—Risks Related to Our Operations,” there may be additional risks associated with our clearing arrangement with DriveWealth, upon whom FIN2 relies to provide clearing services and carry FIN2’s brokerage customers accounts. These risks include those arising from FIN2’s operations, obligations and limitations as a registered broker-dealer under federal or state law, our contractual relationship with DriveWealth and other obligations of DriveWealth that may impact its ability to provide the products to us and our customers described herein.
For example, to the extent DriveWealth is unwilling or unable to perform its usual functions coupled with the unavailability of alternative arrangements, which may be due to market volatility, uneconomic trading conditions, capacity constraints, financial constraints, system failures, unanticipated trading halts invoked by securities exchanges, market closures, or other reasons, GalaxyOne customer transactions may go unexecuted or unsettled. Our inability to get client orders executed or settled because of the unwillingness or inability of DriveWealth to perform its usual functions could result in client dissatisfaction and reputational harm and expose us to client claims for damages.
In addition, in connection with the GalaxyOne Rewards program, DriveWealth offers certain GalaxyOne customers with a brokerage account at DriveWealth access to its Fully Paid Securities Lending program (“FPSL”). FPSL allows Galaxy customers to loan fully-paid securities in their DriveWealth brokerage account to investors and institutions. In return, customers receive a portion of the market-driven interest rate paid by the counterparty as consideration for the loaned security. In accordance with regulatory requirements, in exchange for loaned securities, DriveWealth is required to cause cash or other forms of eligible collateral to be pledged to customers when a customer loans securities. Sharp changes in market values of substantial amounts of securities in a short period of time and the failure by parties to the lending or borrowing transactions to honor their commitments (including DriveWealth’s commitment to cause collateral to be pledged to the customer) could result in substantial losses, which could result in client losses, dissatisfaction and reputational harm and expose us to client claims for damages.
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
At times, the leadership of the SEC, at least under the prior administration, took the view that the digital asset ecosystem requires more explicit regulatory oversight and that the SEC should have more explicit regulatory authority over the digital asset ecosystem. For example, in August 2021, the former Chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The former Chair repeatedly expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The former Chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. The former Chair then stated that he believed the law as applied to digital assets and digital asset market participants is clear and that there is no need for additional explicit authorities. As part of this shift, the SEC and the former Chair of the SEC alleged that certain digital asset market participants are not in compliance with existing regulations applicable to them. For example, in May 2024, the former Chair of the SEC said, “The crypto industry’s record of failures, frauds, and bankruptcies is not because we don’t have rules or because the rules are unclear,” but rather, “it’s because many players in the crypto industry don’t play by the rules.” Moreover, the SEC under the prior administration pursued a number of enforcement actions against market participants across the digital asset ecosystem based on alleged violations of existing laws and regulations. See “—Risks Related to Our Operations—A determination that a digital asset is a “security,” or that an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock.”
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
Concerns have been raised about the amount of electricity required to secure and maintain certain digital asset networks. For example, as of September 30, 2025 over 1000 exa-hashes per second, using a 7-day moving average, are performed in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.
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
We and our third party service providers have experienced cybersecurity incidents in the past, and expect to experience cybersecurity incidents in the future. While we take efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, and contract with third-party service providers to take similar steps, we have experienced cybersecurity breaches in the past, and there can be no assurance that our safety and security measures (and those of our third-party service providers) will prevent damage to, or interruption or breach of, our information systems, data (including personal data) and operations. We have recently taken steps to expand and enhance our cybersecurity controls and practices and, as cybersecurity-related threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Nevertheless, it is possible we could suffer an impact or disruption that could materially and adversely affect us. Our operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of our employee, or otherwise, and, as a result, an unauthorized party may obtain access to our accounts, private keys, data, or digital assets. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Additionally, in the occurrence of a pandemic or similar event, there is an increased risk that we may experience cybersecurity-related incidents as a result of our employees, service providers and other third parties working remotely on less secure systems and environments. Controls employed by our information technology department and our customers and third-party service providers, including cloud vendors, could prove inadequate. If an actual or perceived breach of any of our digital asset account occurs, the market perception of our effectiveness could be harmed.
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
We and our third-party service providers are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including Section 5(c) of the Federal Trade Commission Act, the Gramm Leach Bliley Act of 1999 and the CCPA. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer or otherwise process certain types of personal data and to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder.
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
We may face particular privacy, data security, and data protection risks as our business expands into the U.K. and the EU in connection with the GDPR and other data protection regulations.
International presence in the U.K. and the EU, as well as the fact that some of our customers are residents of the U.K. and the EU, subjects us or may subject us to the EU General Data Protection Regulation (“GDPR”), which became effective in May 2018, supplemented by national laws and further implemented through binding guidance from the European Data Protection Board, which regulates the collection, control, sharing, disclosure, use and other processing of personal data and imposes stringent data protection requirements with significant penalties, and the risk of civil litigation, for non-compliance. As described further below, following Brexit, we also are subject to the United Kingdom General Data Protection Regulation (“U.K. GDPR”) (i.e., a version of the GDPR as implemented into U.K. law). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States.
One of the primary safeguards that allowed U.S. companies to import personal data from Europe had been certification to the EU-U.S. Privacy Shield and Swiss U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the EU (“CJEU”), invalidated the EU U.S. Privacy Shield, in a case known as “Schrems II.” Following this decision, the United Kingdom government has similarly invalidated use of the EU U.S. Privacy Shield as a mechanism for lawful personal data transfers from the United Kingdom to the United States under the U.K. GDPR and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s standard contractual clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. On July 10, 2023, the European Commission adopted an adequacy decision concluding that the U.S. ensures an adequate level of protection for personal data transferred from Europe to the United States under the EU-U.S. Data Privacy Framework (followed on October 12, 2023, with the adoption of an adequacy decision in the United Kingdom for the U.K.-U.S. Data Bridge). The adequacy decision does not foreclose, and has faced and is likely to continue to face, legal challenges, and the ongoing legal uncertainty may increase our costs and our ability to efficiently process personal data imported from Europe and the U.K. If we are unable to implement a valid mechanism for personal data transfers from Europe and the U.K., we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe and the U.K. Inability to export personal data may also: restrict our activities outside Europe and the U.K.; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe and the U.K.; and/or require us to increase our processing capabilities within Europe and the U.K. at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations—any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe and the U.K. have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe and the U.K. will likely also arise in other jurisdictions that adopt regulatory frameworks of equivalent complexity. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing standard contractual clauses, the efficacy and longevity of these transfer mechanisms remains uncertain.
The enactment of the GDPR also introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (including, for example, the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area (the “EEA”) or the U.K., security breach notifications and the security and confidentiality of personal data. Under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements will likely apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
Further, the U.K.’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the U.K. have created uncertainty with regard to data protection regulation in the U.K. Following the expiry of transitional arrangements agreed to between the U.K. and EU, data processing in the U.K. is governed by the U.K. GDPR, exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. With respect to transfers of personal data from the EEA to the U.K. on June 28, 2021, the European Commission issued an adequacy decision in respect of the U.K.’s data protection framework, enabling data transfers from the EEA to the U.K. to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision, at any point, and if this occurs, it could lead to additional costs and increase our overall risk exposure.
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
Our Founder controls a significant portion of our voting power and his interests may be different from those of stockholders and may prevent new investors from influencing significant corporate decisions, including mergers, consolidations, or the sale of us or all or substantially all of our assets.
As of October 31, 2025, our Founder owned, indirectly through entities controlled by him, shares of our Class A common stock and Class B common stock entitling him to approximately 49.2% of our total voting power.
Accordingly, our Founder has significant influence over matters that require approval of our stockholders, including the election of members of the board of directors. This concentration of ownership and voting power may also delay, defer or prevent an acquisition by a third party or other change of control of Galaxy and may make some transactions more difficult or impossible without the support of our Founder even if they are in the best interests of the stockholders. This could have the effect of discouraging transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price. Collectively, these considerations may have a negative effect on the price of our Class A common stock.

Our Founder’s interests may not be fully aligned with those of other holders of our Class A common stock which, given our Founder’s power and influence, could lead to actions that are not in the best interests of stockholders. For example, our Founder may have a different tax position from the Company and holders of our Class A common stock, especially in light of the existence of the Tax Receivable Agreement, which could influence decisions regarding whether and when we should dispose of assets or incur new, or refinance existing, indebtedness, or whether and when we should undergo certain changes of control for purposes of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Our Founder might also be motivated to take actions to retain his significant stake in Galaxy at the expense of maximizing the overall value of Galaxy (and therefore the market price of our Class A common stock). Our Founder’s fiduciary duties may serve as a check on any such motivation, but holders of our Class A common stock cannot be assured that the potential divergence of our Founder’s interests and theirs might not hurt the market price of our Class A common stock.
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
Furthermore, GDH LP issued $500 million aggregate principal amount of 3.00% Exchangeable Senior Notes due 2026 (the “2026 Exchangeable Notes”) on December 9, 2021, $402.5 million aggregate principal amount of 2.500% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes”) on November 25, 2024 and $1.30 billion aggregate principal amount of 0.50% Exchangeable Senior Notes due 2031 (the “2031 Exchangeable Notes” and, together with the 2026 Exchangeable Notes and the 2029 Exchangeable Notes, the “Exchangeable Notes”) on October 30, 2025. From time to time and subject to the terms of the indentures governing the Exchangeable Notes, the Exchangeable Notes are exchangeable for shares of our Class A common stock at the option of the holders thereof. The maximum number of shares of our Class A common stock issuable upon the exchange of all outstanding 2026 Exchangeable Notes, all 2029 Exchangeable Notes and all 2031 Exchangeable Notes is approximately 74.2 million, subject to certain adjustments as set forth in the indentures. On or after September 15, 2026 and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2026 Exchangeable Notes, in multiples of $250,000 principal amount, at their option at any time. On or after September 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2029 Exchangeable Notes, in multiples of $250,000 principal amount, at their option at any time. On or after February 1, 2031, and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2031 Exchangeable Notes, in multiples of $1,000 principal amount, at their option at any time. Holders may exchange their 2026 Exchangeable Notes, 2029 Exchangeable Notes and 2031 Exchangeable Notes prior to the close of business on the business day immediately preceding September 15, 2026, September 1, 2029, and February 1, 2031, respectively, only under certain circumstances. As of September 30, 2025, there was $1,281.0 million in principal outstanding of the Exchangeable Notes. To the extent that we elect to settle exchanges of the Exchangeable Notes in whole or in part in shares of Class A common stock, it will result in a dilution of the value of a stockholder’s interests in our Class A common stock, and any such dilution may be material. Similarly, if we issue additional shares of Class A common stock, then-current holders of Class A common stock will be diluted. For example, on October 17, 2025, we issued 9,027,778 shares of Class A common stock as part of the October Private Placement. The potential for the issuance of additional shares of our Class A common stock could have a material adverse effect on the market price of our Class A common stock.
Substantial future sales of shares of our Class A common stock in the public market could cause the market price of our Class A common stock to fall.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. If GDH LP limited partners or any holders of our Class A common stock (or LP Units that are redeemable or exchangeable for our Class A common stock) sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after any legal restrictions on resale lapse, the market price of our Class A common stock could substantially decline. As of October 31, 2025 our Founder owned, indirectly through entities controlled by him, shares of our Class A common stock and Class B common stock entitling him to approximately 49.2% of our total voting power. If our Founder alone were to sell a substantial portion of the shares he beneficially owns, it could cause the market price of our Class A common stock to decline.
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
The remaining outstanding shares of Class A common stock (as well as any additional shares of our Class A common stock issuable (i) upon redemption or exchange of outstanding LP Units held by GDH LP limited partners or (ii) upon the exchange of outstanding Exchangeable Notes by the holders thereof) are, unless registered under the Securities Act, and shares of Class A common stock underlying outstanding RSUs or subject to outstanding stock options will be (unless covered by a registration statement on Form S-8) on issuance, deemed to be “restricted securities” as defined in Rule 144. We have filed an immediately effective registration statement on Form S-8 under the Securities Act covering all shares of Class A common stock subject to stock options outstanding and reserved for issuance under our equity incentive plans. We also have an effective resale registration statement on Form S-1 in respect of the shares of Class A common stock issuable upon the redemption or exchange of outstanding LP Units and upon the exchange of outstanding Exchangeable Notes. In addition, we have filed a resale registration statement on Form S-1 covering the offer and sale from time to time of 12,777,778 shares of Class A common stock issued in the October Private Placement. The shares issued in the October Private Placement are subject to a lock-up period of 90 days following the closing of the October Private Placement. Upon the expiration of such lock-up period, all such shares will be eligible for resale in the public market, subject to compliance with applicable federal securities laws.
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
If securities analysts do not publish or cease publishing research or reports about our business or if they downgrade our stock or our sector, or if there is any fluctuation in our credit rating, the price of our Class A common stock price and trading volume could decline.
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
The tokenization of our Class A common stock may introduce risks and uncertainties that adversely affect the market for, and the trading price of, our Class A common stock, among other potential consequences.
Since September 2025, we enable Tokenized GLXY, a natively tokenized version of our Class A common stock. While Tokenized GLXY provides an additional mechanism for investors to hold and transfer shares in the Company, which may improve settlement efficiency and increase accessibility, it may also introduce new risks and uncertainties that could adversely affect the market for, and the trading price of, both Tokenized GLXY and Traditional GLXY.
Although we have not yet enabled trading of Tokenized GLXY on automated market maker decentralized exchanges, we may do so in the future, and we understand that decentralized mechanisms have emerged that facilitate on-chain bilateral trading between “Allowlisted” wallets. The market for tokenized securities is nascent, and there can be no assurance that a liquid or orderly market for Tokenized GLXY will develop or be sustained. Blockchain-based mechanisms, like decentralized exchanges, may have significantly less liquidity, volume, transparency or regulatory oversight compared to national securities exchanges, such as Nasdaq. This could fragment liquidity across platforms, impair price discovery, widen bid-ask spreads, and lead to prolonged price discrepancies between Tokenized and Traditional GLXY—especially where arbitrage is limited by operational or regulatory constraints.

On May 20, 2025, we entered into a Digital Transfer Agency Agreement with Superstate Services LLC as our digital asset transfer agent, pursuant to which it has agreed to create and maintain an “Allowlist” of wallet addresses of individuals and entities who have completed onboarding requirements and are permitted to hold, transfer and facilitate transfers of Tokenized GLXY. As a result, access to Tokenized GLXY is restricted to holders who meet the onboarding requirements of our digital transfer agent, potentially limiting investor participation and market depth, and resulting in greater price volatility.
Furthermore, market intermediaries may face unclear or evolving obligations when interacting with tokenized securities such as Tokenized GLXY, and the application of the U.S. federal securities laws and other regulations to the transfer of tokenized securities remains uncertain. This may prevent or discourage market intermediaries from holding, transacting, or facilitating transactions in Tokenized GLXY, further limiting liquidity. Reduced liquidity in Tokenized GLXY, whether due to general investor unfamiliarity, uncertain demand, operational friction, inefficient linkages between the markets for Tokenized GLXY and Traditional GLXY or otherwise, could result in lower trading prices for Tokenized GLXY, and such negative price signaling from the market for Tokenized GLXY could adversely impact the trading price of Traditional GLXY. In addition, if regulatory authorities determine that the platforms, mechanisms or participants involved in the secondary trading of Tokenized GLXY do not comply with applicable law, we or such intermediaries could face enforcement actions or fines, or be required to unwind or restructure aspects of the project. These risks could lead to diminished investor confidence, reduced participation in transactions of Tokenized GLXY, and corresponding negative effects on the trading price, volatility and/or liquidity of Traditional GLXY.
Tokenized GLXY is also subject to the broader risks associated with digital assets, including cybersecurity, technological failures, and operational risks, which could affect our reputation, financial condition, and operating results. See “—Risks Related to Cryptocurrencies and Digital Assets.”
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
Digital assets, including but not limited to, bitcoin, can fluctuate dramatically in value and can lose a material portion of their value in a short period of time. There can be no assurance as to the value of our portfolio as of any date in the future. Any future valuation could diverge from previous estimates as a result of market fluctuations or additional third-party valuations of underlying assets using different and potentially inconsistent methods, financial reporting requirements under GAAP or other factors.
For the purposes of GAAP-compliant financial reporting, our assets and liabilities are valued in accordance with GAAP. Accordingly, we are required to follow a specific framework for measuring the fair value of our assets and liabilities and, in our audited financial statements, to provide certain disclosures regarding the use of fair value measurements.
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
Preparation of financial statements in conformity with GAAP requires management to make estimates based upon assumptions about future economic and market conditions which affect reported amounts and related disclosures in our financial statements. If subsequent events occur that are materially different than the assumptions and estimates we used, our reported financial condition, results of operation and cash flows may be materially negatively impacted.
We supplement our GAAP financial statements from time to time with certain non-GAAP measures. However, such non-GAAP measures are not a replacement for our GAAP results, and are subject to important additional risks and uncertainties. The accounting for, and audit standards relating to, digital assets remain subject to further guidance. To the extent that such guidance imposes obligations on audit firms that they are not able to meet with respect to the review of digital assets, we could have difficulty in obtaining an audit opinion, filing audited financial statements in a timely manner or obtaining an unqualified opinion.
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
•that, subject to the rights granted pursuant to the Director Nomination Agreement, vacancies and newly created directorships may be filled only by the remaining directors;
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
•advance notice procedures with which stockholders must comply to nominate candidates to the our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or extraordinary general meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and
•require super majority approvals to remove the protective provisions in our organizational documents listed above or to amend our bylaws.

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
We intend to continue to execute on our strategic plans and operational initiatives; however, future pandemics or market disruptions, including due to global economic slowdowns, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, actual or perceived global banking and finance related issues, increased risk of inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential or actual government shutdowns, related thereto, interest rate volatility, and potential global recession, may result in delays or modifications to these plans and initiatives. Business activities could also be materially adversely impacted as the fundraising for asset management products and advisory transactions may be delayed during such situations and the delivery of AI/HPC data center equipment may be disrupted due to supply chain interruptions. In particular, a pandemic could materially and adversely impact our business including without limitation, employee health, workforce productivity, increased expenses and other factors that will depend on future developments beyond our control, which may have a material and adverse effect on our business, financial condition, results of operations and cash flows. Such adverse effect could be rapid and unexpected.
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis, or any other market disruption on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. Additionally, pandemics could increase the magnitude of many of the other risks described in this Quarterly Report on Form 10-Q, and may have other material adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions it could materially adversely affect our business, financial condition, and results of operations.
We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
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
Item 5. Other Information
Director and Officer Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1◊	Credit Agreement, dated August 15, 2025, by and among Galaxy Helios I LLC, Deutsche Bank AG, New York Branch, GLAS USA LLC and the other lenders party thereto from time to time	8-K	001-42655	10.1	10/20/2025
10.2†	Separation Agreement, dated August 28, 2025, by and between GDS LLC and Andrew Siegel	8-K/A	001-42655	10.1	9/29/2025
10.3†	Offer Letter, dated August 5, 2025, by and between GDS LLC and Matt Friedrich	S-1	333-290956	10.2	10/20/2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	iXBRL Taxonomy Extension Schema Document					X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (contained in Exhibit 101)					X
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
◊ Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GALAXY DIGITAL INC.

Date:	November 10, 2025	By:	/s/ Michael Novogratz
Michael Novogratz
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2025	By:	/s/ Anthony Paquette
Anthony Paquette
Chief Financial Officer
(Principal Financial Officer)