Form 10-K
period 2025-12-31
Galaxy Digital Inc.
filed 2026-02-26
CIK 1859392

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______
Commission file number 001-42655
___________________________________________
Galaxy Digital Inc.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	87-0836313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Vesey Street New York, NY	10282
(Address of Principal Executive Offices)	(Zip Code)
(212) 390-9216
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	GLXY	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Table of Content
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s Class A common stock on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on The Nasdaq Stock Market LLC was approximately $3.6 billion.
As of February 24, 2026, there were 190,688,117 shares of the registrant’s Class A common stock outstanding and 198,408,277 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Table of Content

Table of Content
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negative of these terms or other similar expressions.
Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
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
•increased expenses associated with being subject to the Exchange Act and other U.S. regulations, and with being a listed company on the Nasdaq Global Select Market (“Nasdaq”);
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

Table of Content
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
•our expectations regarding continued repurchases of shares of our Class A common stock
•applicable restrictions that could make it impractical for us to continue our business as contemplated if we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•our dependence on distributions from Galaxy Digital Holdings LP (“GDH LP”) to pay our taxes and expenses, including payments under our amended and restated tax receivables agreement between Galaxy Digital Inc. (“GDI”), Galaxy Digital Holdings Inc. (“GDH Delaware”), and certain parties thereto dated May 13, 2025 (the “Tax Receivable Agreement”) and to fund dividend payments, if any;
•our expectations and plans with respect to our share repurchase program; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Table of Content
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or to changes in our expectations, except as required by law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.
You should read this Annual Report and the documents that we reference herein, that we have filed with the Securities and Exchange Commission (the “SEC”) as exhibits, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.
Unless the context otherwise requires, references to the “Company,” “Galaxy,” “we,” “us” and “our” refer to GDI and its consolidated subsidiaries subsequent to the Reorganization Transactions (as defined in Note 1 to our consolidated financial statements included elsewhere in this Annual Report) and GDH LP, the accounting acquirer and predecessor entity, and its consolidated subsidiaries prior to the Reorganization Transactions.

Table of Content
PART I
Item 1. Business
Galaxy Overview
Galaxy is a global financial services and infrastructure company focused on digital assets and HPC. We aim to facilitate efficient access and adoption of digital assets by institutional clients through our Global Markets and Asset Management & Infrastructure Solutions businesses within our Digital Assets segment. We also develop, and will in the future operate, HPC data center infrastructure to meet the rising global demand for reliable power and scalable compute capacity driven by accelerated AI growth.
Galaxy was founded in 2018 by Wall Street veterans who recognized the evolving needs of both traditional financial institutions and the emerging technology-driven financial system. We developed a suite of financial products and services tailored for institutions looking to allocate capital to the digital asset space. From derivatives instruments to venture capital funds to investment banking services, we positioned ourselves as a one-stop shop for companies seeking exposure to every corner of the digital assets ecosystem. Since inception, we have established institutional partnerships with some of the world’s largest traditional finance firms and have been onboarded onto top-tier institutional wealth and custody platforms.
Our Digital Assets operating business segment provides new products and capabilities such as staking, margin-based financing and active exchange-traded-funds. Galaxy has relationships with more than 1,600 trading counterparties, spanning both crypto-native and traditional finance, with approximately $12.3 billion in assets across our platform as of December 31, 2025.
In October 2025, we launched GalaxyOne, which is a retail financial technology platform designed for individual investors seeking access to both traditional and digital markets. Its core offerings include access to an FDIC-insured high-yield demand deposit account offered by our bank partner Cross River Bank for U.S.-based depositors and a debt security issued by Galaxy Digital LP and guaranteed by GDH LP for U.S. accredited investors, as well as seamless access to U.S. commission-free equities and crypto trading via our regulated partners DriveWealth and Paxos, respectively. Earned monthly interest, paid into the GalaxyOne cash account provided by Cross River Bank, is available for optional reinvestment into bitcoin or other supported crypto assets.
We are also leveraging our experience in developing and operating industrial scale bitcoin mining infrastructure into HPC data center infrastructure.
Our full suite of services spans across two operating business segments: Digital Assets and Data Centers.
Our Digital Assets operating business segment includes:
•Our Global Markets business, which provides OTC spot and derivatives trading, lending, and structured products, as well as mergers and acquisitions (“M&A”) advisory and equity and debt capital markets services.
•Our Asset Management & Infrastructure Solutions business encompasses our investment management division and blockchain infrastructure products and services, with approximately $12.3 billion in assets across the platform as of December 31, 2025. Our Asset Management business manages a diverse suite of ETF and Alternatives strategies, taking the investing DNA that has been core to Galaxy since our founding and externalizing it for institutional allocators and individuals. Our Infrastructure Solutions business enables our clients to participate in an increasingly on-chain and decentralized future through staking, tokenization and custodial technology.
Our Data Centers operating business segment develops, and will in the future operate, HPC infrastructure to meet the growing demand for large-scale, power-ready facilities in the AI/HPC industry. Galaxy’s Helios data center campus, located in the panhandle region of West Texas, is developing the first 133 megawatts (“MW”) of critical IT load, utilizing approximately 200 MW of gross power capacity, for CoreWeave, Inc. (“CoreWeave”) pursuant to the Lease Agreement (as defined below). The retrofit of Helios will be completed in phases, with the full 133 MW of critical IT load expected to be delivered by the end of the first half of 2026. In total, the Electric Reliability Council of Texas (“ERCOT”) has approved over 1.6 gigawatts (“GW”) of gross power capacity at our Helios campus. In addition to the initial 200 MW described above, 600 MW of this gross power capacity will support the incremental 393 MW of critical IT load leased to CoreWeave under the Phase II Lease and Phase III Lease (each, as defined below), and is expected to be delivered starting in 2027. The remaining 830 MW of approved power capacity remains available to be contracted.

Table of Content
Our operating business segments are supplemented by our Treasury and Corporate segment, which includes Galaxy’s diversified portfolio of digital assets, venture, private equity, and fund investments.
We maintain risk management policies and procedures intended to identify, measure, monitor, and manage market, liquidity, credit, regulatory, and enterprise/non-financial risks. Our approach is designed to align with our core objectives of maximizing risk-adjusted returns, maintaining regulatory compliance, safeguarding our reputation, and ensuring operational resilience. See “—Government Regulation” for more information.
We are subject to oversight by federal, state, and foreign regulators across our operating business segments. We also engage with regulators and legislative stakeholders regarding regulatory developments relevant to our businesses.
For the quarter ended December 31, 2025 and the years ended December 31, 2025, 2024 and 2023, we generated net income (loss) of $(482) million, $(241) million, $347 million and $229 million, respectively.
Our Clients
Institutions and Qualified Individuals
We serve a diverse range of clients across our Digital Assets business, including institutional allocators, asset managers, hedge funds, family offices, and high-net-worth individuals. Galaxy provides its clients with a comprehensive suite of financial products and services, facilitating efficient access to the digital assets ecosystem.
Companies in the Digital Assets Ecosystem
Our investment banking clients include public and private corporates, as well as startups in the digital assets sector. We provide advisory services for M&A, capital raising, and restructuring and leverage relationships across our platform to source and execute engagements.
Institutions Requiring Custody Solutions
Banks, trust companies, custodians, and asset managers utilize our self-custody technology to securely generate, store, and manage digital asset private keys. These clients prioritize Galaxy’s security controls, regulatory compliance, and ability to integrate with evolving institutional custody demands.
Opportunistic and Specialized Mandates
Galaxy has extensive experience managing complex bankruptcy and restructuring transactions across its Digital Asset businesses. This expertise includes participating in the debtor-in-possession financing market with a digital asset technology company and collaborating with the FTX Estate to develop a comprehensive plan to manage its digital asset holdings for creditors through hedging arrangements and liquidation services. Galaxy also completed a restructuring mandate with Prime Trust through our investment banking business.
Cloud Service Providers
We have entered into lease agreements with CoreWeave for data center capacity at our Helios campus. CoreWeave provides cloud-based computing services for AI and other HPC applications.
Our Products and Services
Digital Assets
Within our Digital Assets operating business segment, we provide financial services including trading, investment banking, asset management, staking, tokenization and custodial technology.
•Global Markets: Within our trading business, we offer spot and OTC derivatives trading, lending, and structured products on a principal basis. Our execution capabilities include both voice and electronic trading, accessible via API or GUI. On the derivatives side, we provide cash- and physically-settled options, as well as deliverable and non-deliverable futures, forwards, and swaps. We also deliver tailored lending solutions, offering loans backed by digital assets or cash to support clients’ liquidity, trading, and strategic capital needs. This includes margin lending, revolving credit facilities, collar loans, miner financing, and collateralized loan obligations. Revenue is generated through transaction fees—typically tied to trading volume—as well as gains or losses on principal positions. In addition, we earn interest income from lending activities and fees for structuring loans for clients.

Table of Content
Our investment banking business provides capital-raising and M&A advisory services to clients in the digital asset industry, and has executed transactions across a wide range of sub-sectors and client types. We generate fee income based on transaction value or capital raised, and also earn fixed fees on select mandates.
•Asset Management & Infrastructure Solutions: Our Asset Management business provides investors access to the digital assets ecosystem via a diverse suite of investment vehicles that span ETF and Alternative strategies. Galaxy also executes opportunistic mandates including managing assets for various digital asset treasury companies. Our ETFs include a suite of passive and active products developed in partnership with leading asset managers across the United States, Canada, Brazil and Europe. Our passive ETFs feature regulated, spot digital asset ETFs, while our active ETFs provide exposure to digital assets and other disruptive technology equities.
Galaxy asset management’s alternative investment strategies encompass an actively managed long-only token selecting fund, a long-short hedge fund, and its venture franchise. On the active side, Galaxy asset management offers a Liquid Crypto Fund designed to provide access to both core and next generation digital assets.
Galaxy asset management’s Venture franchise includes Galaxy Interactive, which invests at the intersection of content, technology and social commerce, with a focus on video games and the infrastructure powering immersive virtual worlds. Additionally, our inaugural digital assets venture fund targets early-stage investments in protocols, software infrastructure, and financialized applications. The venture franchise also features two global, multi-manager venture funds and manages a subset of Galaxy's balance sheet venture investments.
Our asset management business generates revenues through a combination of management fees on assets under management (“AUM”) and performance fees for certain Alternatives strategies based on the investment performance of the funds.
Our Infrastructure Solutions business includes blockchain-centric technology and infrastructure including staking, tokenization and custodial technology. Our staking business operates validator nodes to secure blockchains and enable our institutional clients to earn staking rewards, use staked assets as collateral for loans and participate in an increasingly on-chain and decentralized future. Galaxy provides validator services to eleven different blockchain networks, including Ethereum and Solana. As part of our broader suite of infrastructure solutions, we offer secure, institutional-grade cold and hot wallet technology for institutions seeking to self-custody their assets, along with integrated tokenization capabilities.
Data Centers
Our Data Centers operating business segment develops, and will in the future operate, HPC infrastructure to meet the growing demand for large-scale, power-ready facilities. Galaxy’s Helios data center campus, located in the panhandle region of West Texas, is developing the first 133 MW of critical IT load, utilizing approximately 200 MW of gross power capacity, for CoreWeave under a 15-year lease agreement (the “Lease Agreement”) entered into in April 2025. CoreWeave exercised its options under the Lease Agreement in April 2025 and August 2025, and we entered into the Phase II (the “Phase II Lease”) and Phase III (the “Phase III Lease”) lease agreements pursuant to such options in August 2025 and January 2026, respectively. The Phase II Lease provides for the uptake of an additional 260 MW of incremental critical IT load and the Phase III lease provides for the uptake of an additional 133 MW of incremental critical IT load. Together, the Phase II Lease and the Phase III Lease are expected to increase CoreWeave’s contracted capacity at the Helios data center campus to 526 MW of critical IT load by 2028. The retrofit of Helios will be completed in phases, with the full 133 MW of initial critical IT load expected to be delivered by the end of the first half of 2026. Prior to 2025, we had six main power transformers installed at our project substation, enabling us to deliver the full 800 MW of high-voltage capacity for which we are already fully approved from ERCOT, and in January 2026, we received ERCOT approval for an additional 830 MW, doubling the total approved power capacity at the Helios campus to over 1.6 GW.
Technology and Data
Technology Infrastructure: Our technology infrastructure includes cloud platforms such as Amazon Web Services, third-party data centers, and our Helios campus. This infrastructure is fortified with multi-factor authentication, data encryption protocols, and secure custody measures.
Global Markets Technology: Our trading systems are designed to support electronic and voice execution and provide client access to pricing, order management, and execution tools through APIs and user interfaces. The architecture is designed for availability and fault tolerance.

Table of Content
Asset Management & Infrastructure Solutions Technology: Galaxy operates validator nodes and provides staking and data oracles on a wide range of protocols. Our staking services are enabled through a unified API with customizable parameters, client diversity, and geographic distribution. We also provide digital asset Custody solutions with our Impenetrable Vault, uMPC, and Proxy Vault technologies. Impenetrable Vault’s patented one-way communication technology provides a digital asset custody system that never receives digital input and remains entirely offline. Proxy Vault allows for remote and automatic transactions through a unique system that enables the execution of transactions without direct access to the Impenetrable Vault. Our patented uMPC technology allows for an unlimited number of co-signers with low-latency performance for real-time transaction processing and optimal efficiency.
Third-Party Providers: Galaxy partners with a range of third-party technology providers to support and maintain our platform. This includes technology services for cloud computing, data security, and compliance. We also leverage specialized blockchain technology services for real-time data feeds.
Research and Development
We invest in product development and technology initiatives across our businesses. Our recent efforts have focused on staking services, tokenization capabilities, and venture investing.
Staking
We develop and operate non-custodial staking services for institutional clients and provide validator services across multiple blockchain networks. We also develop products that enable clients to use staked assets in connection with other trading and financing services.
Beyond our core staking services, Galaxy provides critical protocol and project support to emerging blockchain initiatives, particularly for early-stage projects during the formative periods of their product lifecycle. Working in close coordination with our asset management division, the Blockchain Infrastructure team delivers specialized services during “Idea and Build” phase, including testnet and devnet deployments, comprehensive product feedback, and technical documentation support.
Tokenization
We offer tokenization of real-world assets, which enhances liquidity, enables fractional ownership, improves transparency, and facilitates more efficient, accessible, and global asset trading through blockchain technology.
We also offer tokenization capabilities supporting unique smart contract deployments across more than 20 blockchain networks. In January 2026, we announced the initial $75 million closing of our tokenized CLO, the first tokenized CLO.
Venture Investing
Through our asset management business, we invest in early-stage companies in the digital assets ecosystem, including companies in: (i) Financialized Applications, (ii) Software Infrastructure, and (iii) Protocols.
We may collaborate with portfolio companies both as a capital partner and as a gateway to the Galaxy ecosystem. We recently closed a fully tokenized CLO in partnership with a venture investment and Galaxy’s lending and asset management businesses. The tokenization of the product enables full transparency (performance of the loans in real time), automated servicing (margin and coupon payments), and collateral management.
Competition
We operate in highly competitive and rapidly evolving industries and face competition from both established financial institutions and emerging crypto-native entities, as well as other AI/HPC hyperscalers. Our competitive landscape is varied across two operating business segments: Digital Assets, which includes our Global Markets and Asset Management & Infrastructure Solutions businesses, and Data Centers, which includes our scalable HPC infrastructure. See “Risk Factors—Risks Related to Our Operations—We operate in highly competitive industries and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively” for more information on our competitive landscape and related risks.

Table of Content
Digital Assets
Our Digital Assets operating business segment integrates trading, advisory, asset management, and staking services, which compete with a diverse array of traditional and decentralized market participants.
•Galaxy’s trading business competes against OTC brokers, derivatives platforms, and prime brokerage firms that offer digital asset trading and financing to institutional clients. These include both traditional financial institutions expanding into digital assets and crypto-native trading platforms. Leveraging advanced technology, Galaxy’s trading business also competes with decentralized finance platforms, where protocol-based solutions for lending, trading, and staking operate without traditional intermediaries.
Our investment banking business faces competition from boutique advisory firms specializing in blockchain and fintech, as well as global investment banks that provide cross-sector M&A, restructuring, and capital-raising services. These competitors range from niche players with deep digital assets expertise to large institutions with broad sectoral reach.
•Galaxy’s asset management business competes with a growing range of players across both traditional and crypto-native segments. Established asset managers are increasingly entering the digital asset space, leveraging their brand recognition, distribution networks, and institutional relationships to offer crypto-related investment products. Crypto-native asset managers continue to expand their presence, often offering a full spectrum of investment strategies—from passive vehicles like ETFs to more complex alternatives such as venture, hedge, and yield-generating strategies.
•Our staking services business competes with staking infrastructure providers that operate nodes, facilitate delegation, and participate in consensus mechanisms for proof-of-stake (“PoS”) blockchain networks. These rivals range from specialized staking firms to cloud providers offering node-hosting solutions.
Data Centers
Galaxy’s Data Centers operating business segment competes with a range of infrastructure providers that are building or repurposing facilities to support the rapidly growing demand for AI and compute-intensive workloads. This includes traditional data center operators expanding into HPC, cloud infrastructure providers scaling capacity, and former crypto mining operators pivoting to meet the needs of AI workloads. Competition centers around access to reliable, large-scale power, high-speed connectivity, cooling solutions, and strategically located real estate—all critical factors in delivering the performance and efficiency required by AI and HPC clients.
Intellectual Property
Our success depends in part upon our ability to obtain and maintain intellectual property protection for our brand, technology and inventions; to preserve the confidentiality of our trade secrets; to defend and enforce our intellectual property and proprietary rights; and to operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and other intellectual property rights of third parties.
We rely on a combination of trademarks, service marks, trade secrets, copyrights and domain names to protect our proprietary technology and other intellectual property.
Human Capital
Our people are our greatest asset, and employee engagement and satisfaction are a hallmark of our innovative company culture.
•Our success depends on our ability to attract, retain, develop and motivate highly qualified people.
•We strive to foster an innovative culture as we further build our business and expand our products and services, and we view our human capital-related initiatives as an ongoing priority.
•We attract curious, innovative, entrepreneurial, creative and highly-motivated people, from best-in-class companies across Wall Street and Silicon Valley, and from ‘crypto-blue-chip’ firms.
•As part of our inclusive culture, we hold regular all-hands meetings during which senior management provides business and market updates, and where any employee can ask questions.

Table of Content
We have hired professionals with significant experience in each of our businesses and our operations. As of December 31, 2025, we had over 700 full-time employees worldwide, with approximately 530 employees in the United States. None of our employees are represented by a labor organization or are a party to a collective bargaining arrangement. We work to identify, attract, retain, and develop employees who are aligned with and will help us progress with our mission. We seek to provide competitive cash and equity or equity-based compensation. We believe we have a good relationship with our employees and that our unique, strong culture of innovation differentiates us and is a key driver of business success.
Government Regulation
We operate globally in a complex and rapidly evolving regulatory environment and are subject to a wide range of laws and regulations enacted by U.S. federal, state, and local and foreign governments and regulatory authorities. The breadth of laws, rules, and regulations we are subject to include financial services and banking, consumer protection, money transmission, securities, commodities, and derivatives as well as bespoke digital asset and cryptocurrency laws that have been promulgated in some jurisdictions. These laws, rules, and regulations evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy, require us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that regulators may disagree with our conclusions.
Globally, we are subject to strict legal and regulatory requirements relating to the detection and prevention of terrorist financing, money laundering, fraud, tax evasion, and other illicit activity, the regulation of competition, economic, and trade sanctions, privacy, cybersecurity, information security, and data protection. These descriptions are not exhaustive, and these laws, regulations, and rules (and the interpretations thereof) frequently change and are increasing in number.
The laws and regulations to which we are subject, including those pertaining to digital assets and digital assets, are rapidly evolving and increasing in scope. Therefore, we monitor these areas closely and invest significant resources in our legal, compliance, product, and engineering teams to ensure our business practices evolve to help us comply with the current laws, regulations, and legal standards to which we are subject, as well as to plan and prepare for changes in interpretations thereof, as well as additional laws, regulations, and legal standards that are introduced in the future.
Securities Regulation Generally
A key question that we face in virtually all of our business lines is whether the digital assets we transact in are “securities” or sold in a “securities transaction” under the federal securities laws. As a general matter, if a particular digital asset is a security, any transaction in that digital asset that falls under U.S. jurisdiction would be subject to regulation under the federal securities laws. However, similar transactions that take place outside the United States with non-U.S. clients and counterparties generally would not implicate the federal securities laws. As a result, the manner in which we are able to engage in transactions in a particular digital asset depends on the digital asset itself and the characteristics of the specific transaction, and requires us to maintain procedures for conducting careful facts-and-circumstances analyses.
For transactions in digital assets (other than those carried out on digital asset trading platforms in which we act on a proprietary basis as an investor), our procedures sort individual digital assets into two categories:
•No Restrictions—digital assets that we may transact in the United States or with U.S. clients and counterparties. These are digital assets for which we have identified what we believe to be reasonable grounds for concluding the digital assets are not securities under the federal securities laws.
•Non-U.S.—digital assets that we may transact only outside the United States with non-U.S. clients and counterparties. These are digital assets that do not meet the criteria for inclusion in the “No Restrictions” category.
The responsibility for approving and categorizing new digital assets is assigned to our “Token Committee,” composed of senior executives, including members of the legal department, and advised by the legal department. Before transacting in a new digital asset, our trading desk must seek approval from the Token Committee by submitting (i) a New Product Approval Form, (ii) a third-party assessment of a digital asset’s federal securities law status, which may include a legal analysis prepared by external lawyers and (iii) an assessment as to whether a digital asset could be deemed a security under New York state securities laws.
As part of our federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under the federal and New York state securities laws and federal court decisions interpreting elements of these definitions, such as the Howey and Reves cases and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital

Table of Content
asset may be a security for purposes of the federal securities laws. We conduct a re-evaluation of our prior determinations regarding the federal securities law status of a digital asset in which we may transact when we become aware of new findings of facts or other changed circumstances implicating such digital asset.
We believe that our process reflects a thoughtful analysis that is reasonably designed to facilitate consistent application of available legal guidance to digital assets to determine whether a particular digital asset is a security or involves a securities transaction. However, we recognize that the application of securities laws to the specific facts and circumstances of digital asset transactions is complex and subject to change and differing judicial opinions, and therefore legal and regulatory risk will be an inherent feature of our business model until greater legal and regulatory certainty becomes possible. We acknowledge that a particular digital asset that we transact in may in the future be found by a federal court or alleged by the SEC or a state securities regulator to be a security or involve a securities transaction notwithstanding our prior determination. In that case, our prior determination, even if reasonable under the circumstances, would not preclude legal or regulatory enforcement action, or lawsuits brought by our clients and counterparties, based on the presence of a security. See “Risk Factors—Risks Related to Our Operations—Our process for analyzing whether or not a particular digital asset is a security for purposes of the federal securities laws may not yield results that are consistent with subsequent determinations by the SEC or federal courts, or with similar determinations made by our competitors.”
Broker-Dealer Regulation
To facilitate our Global Markets business and provide securities-related services to clients, we have three FINRA-registered broker-dealers, Galaxy Digital Partners LLC (“GDP”), Galaxy Securities, LLC (“GSL”) and FIN2, LLC (“FIN2”). GDP operates within the investment banking business and is authorized to act as a placement agent for private placements of securities, provide advisory services on mergers and acquisitions, and act as an underwriter to registered public offerings of equity, debt or other corporate securities in the United States. GDP has not been approved by FINRA to transact in digital asset securities. GSL is authorized to conduct equities and options trading, including agency, principal, and riskless principal trading activities. As an introducing broker, GSL does not self-clear but instead relies on a clearing firm for trade settlement, custody, and related brokerage services. FIN2 is authorized to provide retail brokerage services as an introducing broker, with customer accounts cleared and carried by a third-party clearing broker. All of GDP, GSL, and FIN2, as registered broker-dealers, are subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, state securities regulators, and other relevant governmental authorities and self-regulatory organizations with which they are registered or licensed or of which they are a member. In addition to being members of FINRA, GDP, GSL, and FIN2 are registered with the SEC and subject to broker-dealer regulations governing their respective activities. The regulation of broker-dealers encompasses all aspects of their business and operations, including sales and trading practices, client onboarding, advertising and marketing, research publication and distribution best execution of customer orders, public offerings, order handling, suitability, fee arrangements, conflicts of interest, disclosures to clients, registration and supervision of personnel, capital adequacy, financial reporting, business continuity planning, and, information security, including data protection and cybersecurity. Broker-dealers must also comply with anti-money laundering rules and requirements issued by FinCEN under the Bank Secrecy Act (collectively, the “Anti-Money Laundering Rules”) (See “—Anti-Money Laundering Rules” below for a description of the specific requirements).
Investment Adviser Regulation
Galaxy Digital Capital Management LP (“GDCM LP”), located within our asset management business, is an SEC-registered investment adviser under the Advisors Act. To the extent that our asset management business has discussions with potential investors, it intends to follow the applicable selling restrictions for each such jurisdiction. In addition, our asset management business is subject to the Anti-Money Laundering Rules (See “—Anti-Money Laundering Rules” below for a description of the specific requirements).
Our investment adviser is subject to, among other things, the anti-fraud provisions of the Advisers Act and fiduciary duties derived from these provisions, which apply to our relationships with our investment banking clients. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our clients and the investments we manage, including for example disclosure of conflicts of interest. Our investment adviser has in the past and will in the future be subject to periodic SEC examinations. Our investment adviser is also subject to other requirements under the Advisers Act and related regulations primarily intended to protect investment banking clients. These additional requirements include maintaining effective and comprehensive compliance programs and written policies and procedures, record-keeping, reporting and disclosure, advertising and solicitation rules, safeguards for protecting client funds and securities, limitations on agency cross and principal transactions between an adviser and its advisory clients, restrictions on advisory contract assignments, privacy protection regulations, and anti-corruption rules relating to investors associated with U.S. state or local governments. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with

Table of Content
federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations, significant monetary penalties, disgorgement of gains, cease-and-desist orders and other censures. The SEC may bring civil actions against investment advisers, and seek damages or other relief, in a U.S. district court or before an administrative law judge. Even if an investigation or proceeding did not result in a sanction or the sanctions imposed against us or our personnel by the SEC were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.
Regulation of Money Transmission
FinCEN requires any administrator or exchanger of convertible virtual currencies to register with FinCEN as a money services business (“MSB”) and comply with the Anti-Money Laundering Rules and counter-terrorist financing laws and regulations applicable to MSBs. As part of our obligations under the Bank Secrecy Act (“BSA”), we are required to develop, implement, and maintain a risk-based anti-money laundering program, provide an anti-money laundering-related training program, report suspicious activities and transactions to FinCEN, comply with certain reporting and recordkeeping requirements, and collect and maintain information about our customers. In addition, we are required to comply with customer due diligence requirements designed to verify a customer’s identity.
U.S. states have adopted a spectrum of approaches to the regulation of digital assets, ranging from a state applying its own money transmission licensing regime, which 49 of the states have done in some form, to adopting a separate additional regulatory regime for the oversight of digital assets, such as New York’s BitLicense and California’s DFAL discussed further below under “—Digital Financial Assets Business Activity in California.” In addition, the transmission of certain non-cryptocurrency digital assets, such as digital tokens, could also constitute a money services business, a federally regulated business. A subsidiary of GDH LP, GalaxyOne Prime LLC, is registered as an MSB with FinCEN and has applied for money transmitter licenses in a number of states in order to effect aspects of its trading business. GalaxyOne Prime NY LLC, another subsidiary of GDH LP, has applied to become a FinCEN-registered MSB. GalaxyOne Prime NY LLC has also applied to the New York Department of Financial Services (“NYDFS”) for a BitLicense and a New York money transmitter license. As money services businesses, GalaxyOne Prime LLC and GalaxyOne Prime NY LLC are required to comply with the Anti-Money Laundering Rules and any other laws and regulations applicable to a money services business. Furthermore, a number of U.S. states have adopted specific statutory provisions, or have issued guidance, regarding the treatment of virtual currencies under the money transmitter requirements of that U.S. state.
CFTC Regulation
The Commodities Futures Trading Commission (“CFTC”) has taken the position that certain digital assets are commodities that are not securities for purposes of the regulatory scheme of the Commodity Exchange Act of 1936 (the “CEA”). The CEA imposes registration and regulatory requirements, including disclosure, reporting, and other requirements, on market participants engaged in certain commodity derivatives dealing activities. Under the CEA, commodity derivatives include swaps, futures, and retail leveraged commodity transactions. In addition, the CFTC regulates leveraged retail commodity transactions, which are subject to CFTC regulation as futures contracts unless such transaction results in actual delivery within 28 days. Our subsidiary, Galaxy DBL LLC, is a CFTC-regulated commodity trading advisor and commodity pool operator and is a member of the National Futures Association (“NFA”). Members of the NFA are subject to its rules, including, but not limited to, anti-fraud and anti-manipulation rules, diligent supervision requirements and disclosure requirements related to certain digital assets activities.
Galaxy Derivatives LLC (“GDL”) is a registered swap dealer subject to additional regulatory requirements, including, but not limited to, capital requirements, margin requirements, risk management requirements, supervision requirements, business conduct standards, and transaction reporting requirements. We have experienced a significant increase in costs to appropriately comply with swap dealer requirements, with such additional costs factored into broader business planning exercises. In addition, our customers may face additional costs for transactions with Galaxy (such as certain requirements related to margin posting and collection) that may make those customers less willing to trade swaps with us.
Anti-Money Laundering Rules
We are subject to various anti-money laundering and counter-terrorist financing laws. As a broker-dealer, an investment adviser, and a money services business registered with FinCEN, we are subject to the Anti-Money Laundering Rules and are required to, among other things, develop, implement, and maintain a risk-based anti-money laundering program, provide an anti-money laundering-related training program, report suspicious activities and transactions to FinCEN, comply with certain reporting and recordkeeping requirements, and collect and maintain information about our customers. In addition, the Bank Secrecy Act requires us to comply with certain customer due diligence requirements as

Table of Content
part of our anti-money laundering obligations, including developing risk-based policies, procedures, and internal controls reasonably designed to verify a customer’s identity. Many states and other countries impose similar, and, in some cases, more stringent requirements related to anti-money laundering and counter-terrorist financing. We have implemented a compliance program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity in countries, or with persons or entities, included on designated lists promulgated by OFAC and equivalent foreign authorities. Our compliance program includes policies, procedures, reporting protocols, and internal controls, and is designed to address legal and regulatory requirements as well as to assist us in managing risks associated with money laundering and terrorist financing. Anti-money laundering regulations are constantly evolving and vary from jurisdiction to jurisdiction. We continuously monitor our compliance with anti-money laundering and counter-terrorist financing regulations and industry standards and implement policies, procedures, and controls in light of the most current legal requirements.
Virtual Currency Business Activity in New York
The NYDFS requires that any persons or entity engaging in virtual currency activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly referred to as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements under 23 CRR-NY Parts 200 and 500, among others, or must be chartered under the New York Banking Law and be approved by the NYDFS to engage in virtual currency business activity. Subject to certain exemptions, virtual currency business activity includes virtual currency transmission, storing, holding, maintaining custody, buying or selling as a customer business or controlling, administering or issuing virtual currency. GalaxyOne Prime NY LLC, a subsidiary of GDH LP, has applied for a New York BitLicense in order to effect aspects of its trading business. Neither Galaxy nor any of its affiliates currently have a BitLicense, or have otherwise received approval to engage in virtual currency business activity in New York.
Digital Financial Assets Business Activity in California
On October 13, 2023, California enacted the Digital Financial Assets Law (the “DFAL”). Starting July 1, 2026, DFAL will require entities engaging in digital financial asset business activity with or on behalf of a resident of California (including businesses with a place of business in California) to be licensed under the DFAL. Once licensed, the licensee must comply with requirements related to record maintenance, fee and risk disclosures, cybersecurity, customer protection, and anti-fraud and anti-money laundering. Neither Galaxy nor any of its affiliates have applied for a digital financial assets business license in California but expect to do so in advance of July 1, 2026.
Lending
There is no U.S. federal law that requires generally registration or licensing for lending activities. However, if we were to originate consumer loans in the United States, we would be subject to federal laws including: the Truth-in-Lending Act, which requires creditors to provide consumers with uniform information regarding their loan transactions; the Equal Credit Opportunity Act, which prohibits creditors from discriminating against a number of protected groups; the Consumer Protection Act; the Fair Credit Reporting Act, which is administered by the CFPB and imposes disclosure requirements on creditors who take action based on information from credit reports; and the Fair Debt Collection Practices Act, which limits the permissible conduct of debt collectors in connection with the collection of consumer debt. In addition, consumer lending activities would be subject to certain consumer protection laws and regulations, including with respect to unfair, deceptive, or abusive acts and practices. See “—Consumer Protection” below for additional information about consumer protection laws and regulations.
Some U.S. state laws may, under certain circumstances, require us to obtain a license from the relevant regulatory authority or authorities in a given state before conducting those lending activities. As a general matter, most state lending licensing laws focus their registration and regulatory requirements on small-dollar, consumer and household lending activities, not commercial lending activity. However, laws and licensing requirements related to lending activities vary from state to state. GDH LP is headquartered in the State of New York and will conduct its operations, including lending activities, from the State of New York. One or more of the legal entities through which GDH LP will conduct such lending activities will be incorporated in the State of Delaware. Generally, GDH LP expects to engage in its lending activities that are above the New York State dollar threshold and do not involve consumer credit transactions for purposes of Delaware State law. GDH LP will also comply with the requirements in other states and it intends to obtain the appropriate licenses if required. GDH LP currently has an active lending license in California.

Table of Content
Consumer Protection
A number of U.S. federal, state, and local regulatory agencies, the Federal Trade Commission and the CFPB chief among them, regulate financial products and have broad consumer protection mandates and discretion in enforcing consumer protection laws, including matters related to unfair, deceptive, or abusive acts and practices. They also promulgate, interpret, and enforce rules and regulations that could affect GDH LP’s business.
The CFPB is authorized to prevent “unfair, deceptive, or abusive acts or practices” through its rulemaking, supervisory, and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the types of products we offer to members on our platform. The CFPB may request reports concerning our organization, business conduct, markets, and activities. If the CFPB changes or modifies federal consumer financial protection regulations under its rulemaking authority, modifies, through supervision or enforcement, past regulatory guidance, or interprets existing regulations in a different or stricter manner than prior interpretations by us, the industry, or other regulators, our compliance costs and litigation exposure may increase.
Economic Sanctions
We must comply with economic and trade sanctions administered by the United States and other foreign governments in jurisdictions in which we operate. These sanctions can prohibit or restrict transactions to or from certain countries, regions, governments, and specified individuals. For instance, the Office of Foreign Assets Control includes cryptocurrency addresses to the list of Specially Designated Nationals whose assets are blocked and with whom U.S. person are generally prohibited from transacting.
Privacy and User Data
There are a number of laws, rules, directives, and regulations relating to the collection, use, retention, security, processing, and transfer of personally identifiable information about customers and employees. Because of that, much of the data we process, including certain financial information associated with individuals, is regulated by various privacy and data protection laws. These laws can apply, not only to third-party transactions, but also to information transferred between us, our subsidiaries, and other commercial parties.
See “Risk Factors—Risks Related to Regulation, Information Systems and Privacy Matters” for a description of risks related to our privacy and user data obligations.
Other Jurisdictions
Outside of the U.S., the activities of our foreign affiliates are, or may be, supervised by various financial regulatory authorities in the jurisdictions in which they operate and under which they are licensed to provide services. Similar to the U.S., the laws and regulations applicable to virtual currency and other digital assets are evolving and subject to interpretation and change. We are constantly evaluating opportunities to expand into jurisdictions in which we currently do not operate and, should we expand into such additional jurisdictions, we may be subject to additional regulation.
Canada
As a company listed on the TSX and a “reporting issuer” as defined under Canadian securities law, we are subject to Canadian securities law obligations promulgated by the Canadian Securities Administrators, including the Ontario Securities Commission.
U.K.
Our subsidiary, Galaxy Digital UK Limited, is licensed and regulated by the U.K. Financial Conduct Authority (“FCA”) and carries out regulated activity in the U.K. The FCA regulates the financial services industry in the U.K and its role includes securing an appropriate degree of protection for consumers, protecting and enhancing the integrity of the U.K. financial system, and promoting effective competition in the interest of consumers. The Financial Services and Markets Act 2000, as amended (“FSMA”), designates offering services in respect of financial instruments, including derivatives and securities, as a regulated activity. The U.K. Money Laundering Regulations require the registration of cryptoasset businesses with the FCA, and FSMA sets requirements regarding cryptoasset financial promotions. A U.K. licensing regime for cryptoassets is expected to come into force in October 2027.

Table of Content
Hong Kong
The principal legislation regulating the securities and futures markets in Hong Kong is the Securities and Futures Ordinance (Cap. 571) (“SFO”), together with codes and guidelines published from time to time. Firms conducting “regulated activities” under the SFO are subject to licensing requirements and supervision by the Securities and Futures Commission (“SFC”). The scope of regulated activities include dealing and advising in securities, dealing and advising in futures contracts, providing automated trading services and asset management.
Since June 2023, Hong Kong has put in place a new licensing regime for centralized virtual asset trading platforms under Anti-Money Laundering and Counter-Terrorist Financing Ordinance (Cap. 615) (“AMLO”), with regulatory requirements set out in SFC guidelines and handbook. In addition, other virtual asset services, including dealing in or advising on virtual assets, distributing virtual asset-related products and managing virtual asset funds, may be conducted by licensed corporations regulated by the SFC, with additional terms and conditions being imposed.
In December 2025, the Financial Services and Treasury Bureau and the SFC jointly published the consultation conclusions on the legislative proposals for establishing the licensing regimes for virtual asset dealing (VA dealing) and custodian service providers (VA custodians) and confirmed that Hong Kong will proceed with the legislative proposals, with more detailed regulatory requirements to be formulated by the SFC.
We continue to actively monitor the regulatory developments in Hong Kong relating to virtual asset services and assess the need for obtaining regulatory license(s) to operate and/or expand our business.
The Bahamas
The primary legislation in the Bahamas that governs the registration and regulation of digital asset businesses and initial token offerings is the Digital Assets and Registered Exchanges Act, 2024 (“DARE Act”). The DARE Act is administered by the Securities Commission of The Bahamas (“SCB”) and requires any person carrying on or being involved in a digital asset business in or from within the Bahamas, or purporting to do so, to be registered with the SCB. Our subsidiary, Galaxy Bahamas Ltd., is registered as a digital asset business under the DARE Act. Galaxy Bahamas Ltd. physically operates out of the Bahamas and serves as a limited extension of the trading and lending business, as well as offering market making services.
Corporate Information
We were initially incorporated in April 2021 as Galaxy Digital Pubco Inc., a Delaware corporation, and a wholly-owned subsidiary of Galaxy Digital Holdings Ltd (“GDHL”). Our name was changed to Galaxy Digital Inc. in September 2021. In May 2025, we completed a corporate reorganization whereby GDHL changed its jurisdiction of incorporation from the Cayman Islands to the state of Delaware, and GDI became the successor public company of GDHL. GDI is the general partner of GDH LP, the operating partnership and the parent company of a number of other operating subsidiaries. Our principal address 300 Vesey Street, New York, New York 10282.
Galaxy, the Galaxy logo, and other registered or common law trade names, trademarks, or service marks of Galaxy included in this Annual Report are the property of Galaxy. Other trademarks, service marks, or trade names included in this Annual Report are the property of their respective owners.
Available Information
On our investor relations website, investor.galaxy.com, we post the following filings after they are electronically filed with or furnished to the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Beneficial Ownership Reports on Forms 3, 4, and 5, and amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 of the Exchange Act. All such filings are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors

Table of Content
that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories. The market price of our Class A common stock could decline, and you could lose part or all of your investment due to any of these risks.
Summary Risk Factors
Below is a summary of the principal factors that make an investment in our Class A common stock risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized here, and other risks that we face, can be found following this summary and should be carefully considered, together with other information in this Annual Report, before making investment decisions regarding our Class A common stock:
•We have limited operating history. Our business lines are nascent, unproven and subject to material legal, regulatory, operational, reputational, tax and other risks in every jurisdiction and are not assured to be profitable.
•Our operating results have and will continue to significantly fluctuate due to a variety of factors, including the highly volatile nature of cryptocurrency.
•A determination that a digital asset is a “security” in which we transact or facilitate transactions in, or that a product or service we provide or an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, or have adverse regulatory consequences for us, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock.
•Our process for analyzing whether or not a particular digital asset is a security for purposes of the federal securities laws may not yield results that are consistent with subsequent determinations by the SEC or federal courts, or with similar determinations made by our competitors.
•The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely affect our business, operating results, and financial condition.
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
•Our AI/HPC data center business model is predicated, in part, on establishing and maintaining a customer base that will generate a recurring stream of revenue. If that recurring stream of revenue is not maintained or does not increase as expected, our operating results may be adversely affected.
•We are subject to risks in connection with our AI/HPC data center business, including risks associated with counterparties.

Table of Content
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
•Legislative or regulatory changes or actions by the U.S. Congress, any U.S. federal or state agencies or foreign jurisdictions could restrict the use of one or more digital assets, the ability to enter into transactions referencing digital assets, validating or mining activity, the operation of digital asset networks or digital asset trading platforms in a manner that adversely affects our business.
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
We began operations in 2018 and since then our business model has continued to evolve. As a result, our business model has not been fully proven and we have limited financial data that can be used to evaluate our current business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for, model and manage future growth and risks. Our historical revenue growth should not be considered indicative of our future performance.
From time to time, we may also launch new lines of business, offer new products and services within existing lines of business (such as our expansion into liquid staking) or undertake other strategic projects. For example, we are currently in the process of converting the infrastructure at our Helios mining campus to AI/HPC data center infrastructure and operations. While we have experience in providing computing power, we have no experience in developing, retrofitting and offering AI/HPC data centers, and there can be no assurance that these or any other modifications to our business model and strategy will be successful or will not result in harm to our business. See “—Risks Related to Our Business Lines—Our strategy to expand into the AI/HPC data center business may not be successful and may result in adverse consequences to our business, financial condition and results of operations” for more information on the risks relating to our transition to the AI/HPC business.

Table of Content
There are substantial risks and uncertainties associated with these efforts and we expect to invest significant capital and resources in such efforts. Regulatory requirements can affect whether initiatives are able to be brought to market at all and, even if so, in a manner that is timely and attractive to our customers. For example, while we recently launched our first tokenized CLO, there remains considerable regulatory uncertainty regarding how transactions, products, services or offerings involving tokenized real-world assets, including tokenized financial instruments, are or should be regulated. Initial timetables for the development and introduction of new lines of business, products or services and price and profitability targets may not be met. Furthermore, our revenues and costs may fluctuate due to start-up costs associated with new businesses or products and services (including for legal or regulatory reasons) while revenues may take time to develop, which may adversely impact our results of operations. If we are unable to successfully manage our business while reducing expenses, our ability to continue in business could depend on our ability to raise sufficient additional capital, obtain sufficient financing and/or monetizing assets. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.
We have also encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing and heavily regulated industries, including challenges associated with achieving market acceptance of our products and services, attracting and retaining customers, and complying with laws and regulations (particularly those that are subject to evolving interpretations and application), as well as increased competition and the complexities of managing expenses as we expand our business. We might fail to adequately address these and other challenges we may face, and our business will be adversely affected if we do not manage these risks successfully. In addition, we might not achieve sufficient revenue to maintain positive cash flows from operations or profitability in any given period, or at all.
Our operating results have and will continue to significantly fluctuate due to a variety of factors, including the highly volatile nature of cryptocurrency.

Our leading sources of revenue are dependent on digital assets and the broader cryptoeconomy. Our operating results have and will continue to significantly fluctuate quarter-to-quarter due to a variety of factors. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

•market sentiments and movements in the broader cryptoeconomy;
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
•our ability to utilize, as well as our utilization of and dependence on, centralized digital asset trading platforms and OTC markets that are approved primarily based on our diligence review;
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

Table of Content
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
Any declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets generally may adversely affect our operating results. We have significant investments in digital assets. As of December 31, 2025, we held digital intangible assets of $3.6 billion, digital financial assets of $988.6 million, and bitcoin and ether spot ETF investments of $535.8 million. Our operating results will be impacted by the revenues and profits we generate from the purchase, sale, and trading of digital assets and financial contracts linked to digital assets. The price of digital assets and associated demand for buying, selling, and trading of digital assets have historically been subject to significant volatility. For instance, after reaching then-record highs in December 2021, the value of the total crypto market cap declined by approximately 64% in the twelve months ended December 31, 2022. The collapse of several companies in the digital asset industry such as Celsius, Voyager and FTX impacted digital assets prices in 2022 and the majority of 2023. Despite reaching an all-time high during 2025, digital asset prices ended the year with a lower fair value than 2024. This volatility and price movement contributed to our financial performance for 2025. The price and trading volume of any digital asset is subject to significant uncertainty and volatility, and may significantly decline in the future, without recovery. Such uncertainty and volatility depend on a number of factors, including:
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
•unpredictable or negative publicity social media coverage or “trending” of digital assets, such as statements and actions by prominent individuals regarding bitcoin and cryptocurrencies;
•the ability for digital assets to meet user and investor demands;

Table of Content
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
A determination that a digital asset is a “security” in which we transact or facilitate transactions in, or that a product or service we provide or an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, or have adverse regulatory consequences for us, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock.

The SEC and its staff have taken the position that a range of digital assets, products and services fall within the definition of a “security” under the U.S. federal securities laws. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product, or service is a security or constitutes a securities offering under federal securities laws is ultimately determined by a federal court. The legal test for determining whether any given digital asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. and whether any given digital asset, product, or service is a note in the 1990 Supreme Court case Reves v. Ernst & Young. The legal tests for determining whether any given digital asset, product, or service is a security requires a highly complex, fact-driven analysis. Accordingly, whether any given digital asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular digital asset, product or service could be deemed a “security” or “securities offering” under applicable laws. The SEC generally does not

Table of Content
provide advance guidance or confirmation on its assessment of the status of any particular digital asset, product, or service as a security. Furthermore, in our view, statements by the SEC and its staff have appeared contradictory at times. It is also possible that the change in the governing administration and the appointment of new SEC commissioners will substantially impact the approach to enforcement by the SEC and its staff.
Any enforcement action by the SEC or a state securities regulator asserting that a digital asset is a security or sold in a securities transaction or related derivatives contract, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of that digital asset, and depending on the specific characteristics of the digital asset, could have adverse spillover effects on the trading values of other digital assets perceived to share similar characteristics. This is because the business models behind most digital assets are incompatible with U.S. regulations applying to transactions in securities. If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the U.S. through the same channels used by non-security digital assets. For example, all transactions in such digital asset would have to be registered with the SEC and potentially state securities regulators, or conducted in accordance with exemptions from registration, which could severely limit its liquidity and usefulness. Moreover, the network on which such digital asset is utilized may be subject to regulation as an intermediary in the securities markets, which could effectively render the network impracticable for its intended purposes. In addition to materially and adversely affecting the trading value of the digital asset, any such consequences are likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is a security or securities transaction by the SEC or another regulatory or judicial authority may have similar effects.
The SEC has also brought enforcement actions and entered into settlements with numerous industry participants alleging that certain digital assets are securities. In 2025, the SEC dismissed many of those enforcement actions. As part of our trading business, we have in the past and in some cases continue, to provide clients and counterparties access to certain digital assets that the SEC in these complaints has alleged to be securities, or the subject of securities transactions. We carefully consider the implications of these allegations as well as other developments relating to the digital assets to which we may provide clients and counterparties access. These statements, framework and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. As noted above, whether any given digital asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict. Moreover, the SEC and their senior officials have, at times, taken conflicting positions in speeches and enforcement actions as to whether a particular digital asset is a security. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets. While newly formed, its goal is to clarify federal securities laws for crypto, recommend practical policies, foster innovation, and protect investors.
In addition, the classification of a digital asset as a security under the federal securities laws has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, clearing and holding of such assets. Although we take the implications that the digital assets in which we transact or facilitate transactions in could be treated as securities for federal securities law purposes into account, for a digital asset that we previously treated as not being a security for federal securities law purposes, the implications could include liability for (i) participating in unregistered securities offerings without a valid exemption from SEC registration requirements, (ii) acting as an unregistered broker-dealer, national securities exchange or clearing agency, (iii) operating as an unregistered investment company and (iv) acting as an unregistered investment adviser, any of which could have adverse consequences to our business, financial condition and results of operations as well as the market price of our Class A common stock. Similar, though not identical, concerns would arise if a digital asset or a digital asset transaction is determined to be a security-based swap.
We have procedures designed to analyze whether each digital asset that we seek to transact in or develop could be deemed a security under applicable securities laws. These procedures have evolved over time and may continue to evolve in light of the developing regulatory environment. In certain circumstances, our categorization of particular digital assets has changed, and may in the future change, in light of new information and as a result of conducting a re-evaluation of our prior determinations regarding the federal securities law status of a digital asset.
Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which we use to make a risk-based assessment regarding the likelihood that a particular digital asset, product or service could be deemed a security under applicable securities laws. We believe that our process reflects a thoughtful analysis that is reasonably designed to facilitate consistent application of available legal guidance to digital assets to determine whether a particular digital asset is a security under the federal security laws. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets, products and services may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. There can be no assurance that we will properly characterize over time any given digital asset, product or service offering as a

Table of Content
security or non-security, or that the SEC, state or foreign regulatory authority, or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We have received, and might in the future receive, from time to time, SEC inquiries regarding specific digital assets in which we transact.
We may be able to take steps in order to bring our operations into compliance with applicable securities laws following a determination that one or more digital assets in which we transact are securities or security-based swaps, but there is no guarantee that we would be able to take such actions as may be necessary to ensure that our future activities comply with applicable law, which could force us to discontinue some or all of our business activities. In general, any steps we are able to take in order to ensure future compliance with applicable laws would not insulate us from liability for past violations.
While the above description of adverse regulatory consequences focuses on the federal securities laws, state regulators and jurisdictions outside the United States retain independent authority to enforce their own securities laws, which may differ from or be interpreted more expansively than federal law. As a result, a state regulator or foreign jurisdiction could determine that a particular digital asset, product, or service constitutes a security under state law, even if the SEC has elected not to pursue enforcement action, the SEC has provided informal guidance or assurances to the contrary, or the asset, product, or service is otherwise excluded from the definition of a security at the federal level. Moreover, private litigants may assert claims under federal or state securities laws based on similar theories, regardless of the positions taken by federal regulators.
To the extent we hold any digital asset that is impacted by an assertion or finding of securities status, or we provide any product or service or engage in any economic arrangement in respect of a digital asset that is deemed to be a securities transaction, or unregistered securities broker dealer activity, including non-custodial staking, our business, financial condition and results of operations would be adversely impacted, as they would to the extent we earn revenues from transacting or facilitating transactions in that digital asset. Depending on which digital asset or activities are impacted, these adverse impacts could be material to us and to the market price of our Class A common stock.
Our expansion into the AI/HPC data center business has required, and will continue to require, substantial additional capital. We may be unable to obtain additional financing for this or for other areas of business development on acceptable terms or at all.
The conversion of our Helios campus or any future campus to AI/HPC data center development and operations has been, and will continue to be, capital-intensive projects. Furthermore, continued development in other areas of our business and into our other product lines may require additional financing. Delays in development, cost overruns, inflation, commodity price volatility, supply chain disruptions or other unforeseen circumstances could also increase our capital requirements beyond our current expectations. The failure to raise or procure such additional funds when needed or the failure to achieve or maintain positive cash flow could result in the delay or indefinite postponement of our AI/HPC data center development or our other business objectives. We may require outside financing to fund our operations in certain periods until positive cash flow is achieved. There can be no assurance that additional capital or other types of financing will be available if needed or on terms acceptable to us. If additional funds are raised by offering equity securities or equity-linked securities, existing shareholders could suffer significant dilution.
In addition, delays in development, cost overruns, inflation, commodity price volatility, supply chain disruptions or other unforeseen circumstances could increase our capital requirements beyond our current expectations. Failure to accurately estimate project costs, timelines or capital expenditures may result in budget overruns, reduced margins, lower-than-expected returns on invested capital, delays in revenue generation, asset impairments or other adverse effects on our financial condition and results of operations.
Our strategy to expand into the AI/HPC data center business may not be successful and may result in adverse consequences to our business, financial condition and results of operations.
We do not have experience in developing and offering AI/HPC data center infrastructure. We may experience difficulties and/or construction delays related to the infrastructure development and modification of AI/HPC campuses, including the Helios campus, due to factors beyond our control. For example, there may be difficulties related to, or construction delays caused by: integrating new equipment into our existing infrastructure; constraints on our ability to connect to or procure the expected electricity supply capacity at the campus, including delays in utility interconnection, transformer production, substation equipment availability or required utility upgrades; supply chain or construction disruption (including as a result of labor shortages, wage inflation, labor disputes, strikes or work stoppages, severe weather, tariffs or otherwise); failure of contractors or subcontractors to perform on a timely basis or at all, or other misconduct on the part of contractors or subcontractors; defects in design, construction or installed equipment; inability to procure the necessary equipment, including specialized and long-lead items such as generators, transformers, switchgear,

Table of Content
cooling systems, substations and related electrical infrastructure, on commercially acceptable terms or at all; diversion of management resources; insufficient funding or other resource constraints; or actual costs for development exceeding our planned budget.
To mitigate supply chain risks, we may elect to pre-purchase or stockpile certain critical equipment. If projects are delayed, modified or canceled, such pre-purchased equipment may become obsolete, require storage at additional cost, or otherwise result in losses.
In addition, we have in the past and may in the future experience construction delays and/or litigation as a result of construction site accidents. The development and operation of large-scale AI/HPC data center infrastructure involves work with high-voltage electrical systems, heavy equipment, elevated structures and other hazardous conditions. Accidents resulting in serious injury or death to employees, contractors, subcontractors or other third parties could result in regulatory investigations, fines, work stoppages, increased insurance costs, reputational harm, litigation, contractual penalties, or construction delays, any of which could materially and adversely affect our business, financial condition and results of operations.
Our focus on developing the Helios campus and any other future campuses to offer AI/HPC data center infrastructure may also disrupt our business by diverting our resources and requiring significant management attention that would otherwise be available for utilization within, and development of, our existing businesses.
Our ability to grow our AI/HPC data center business in the future is also dependent on the overall market for AI/HPC data centers. The broader adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI industry, are inherently uncertain. For example, certain AI technology is under public scrutiny for creating inaccurate, incomplete or misleading content, unintended biases and other discriminatory or unexpected results, errors or inadequacies and may be, or be perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed. Consumer and societal attitudes toward AI are evolving and there is a risk that regulators or the public may perceive AI technologies negatively. Concerns about automation, automated decision making, privacy, security, transparency, or other ethical considerations could deter adoption. Therefore, it is difficult to predict the demand for AI/HPC data center capacity, the size and growth rate for this market, the entry of competitive products, or the success of any existing or future products that may compete with any AI/HPC data centers we may develop. In addition, we cannot assure you that we will be able to keep up with the changing AI landscape or in developing services or infrastructure that can meet our customers’ evolving needs in a timely manner, if at all. There is an increasing number of competitors providing AI/HPC data centers, which will result in competition and pricing pressure. Meanwhile, if there is a reduction in demand for any AI/HPC data centers, whether caused by a lack of customer acceptance, a slowdown in demand for computational power, a downturn in the AI industry, an overabundance of unused computational power, advancements in technology, technological challenges, competing technologies and solutions, decreases in corporate and customer spending, weakening economic conditions or otherwise, the growth of our AI/HPC data center business could be slowed or curtailed, or we may need to make certain changes to our Helios campus, including transitioning AI/HPC infrastructure services to other services, which could require significant and costly operational changes, impose substantial additional costs and divert management attention. For example, rapid technological advancements in the AI industry, such as developments of more efficient AI models that reduce the demand for high-end hardware and, by extension, the data centers that house them, could significantly reduce demand for AI/HPC data centers.
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
Our AI/HPC data center business model is predicated, in part, on establishing and maintaining a customer base that will generate a recurring stream of revenue. If that recurring stream of revenue is not maintained or does not increase as expected, our operating results may be adversely affected.
We expect that our AI/HPC data center business will initially be highly dependent on a single customer, CoreWeave, and may continue to derive a significant portion of the revenue of our Data Centers operating business segment from such single customer for the foreseeable future. Therefore, the success of our AI/HPC data center business will be highly dependent on our continued relationship with CoreWeave, pursuant to the terms of the Lease Agreement. The risk that such customer or any future customer of our AI/HPC data center operations may fail to renew, terminate, default on or

Table of Content
underperform their contractual obligations would curtail the growth of our AI/HPC data center business and may adversely affect the results of our operations.
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
We are subject to risks in connection with our AI/HPC data center business, including risks associated with counterparties.
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
Governments have limited or may limit the shipment of products in and out of their jurisdictions or impose tariffs on products, which could negatively impact our ability to receive AI/HPC data center equipment from our suppliers. Our third-party manufacturers, suppliers, sub-contractors and customers have been and will continue to be disrupted by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, severe weather, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our supply chain, shipments of parts for our existing bitcoin mining and AI/HPC data center equipment, as well as any new bitcoin mining and AI/HPC data center equipment we purchase, may be delayed. As our AI/HPC data center equipment requires repair or becomes obsolete and requires replacement, our ability to obtain adequate replacements or repair parts from the third-party manufacturers may therefore be hampered. Supply chain disruptions could therefore negatively impact our operations.
Any problems accessing electricity sources or increased costs to procure power may result in adverse consequences to our business, financial condition and results of operations.
Our AI/HPC data center operations are expected to consume significant amounts of electricity and are dependent on our ability to maintain reliable and economical sources of power. Our inability to secure sufficient power or any power outages, shortages, supply chain issues, capacity constraints, or significant increases in the cost of securing power could have an adverse effect on our business, operating results, financial condition, and future prospects. Specifically, our Helios campus could be, from time to time, affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids more generally, and planned power outages by public utilities, could harm customers of our Data Center operating business segment, as well as our business, operating results, financial condition, and future prospects.
The global energy market is currently experiencing inflation and volatility pressures. Various macroeconomic and geopolitical factors are contributing to the instability and global power shortage, including the conflict between Ukraine and Russia and the evolving conflict in the Middle East, severe weather events, governmental regulations, government relations, and inflation. Fluctuations in the prices and availability of sufficient power could affect our ability to profitably continue in our AI/HPC data center operations. Although we have undertaken certain processes, such as hedging, in order to reduce the risks of electricity price fluctuations, we expect the cost for power to continue to be volatile and unpredictable

Table of Content
and subject to inflationary pressures, which could materially affect our financial forecasting, business, operating results, financial condition, and future prospects.
We may suffer losses due to staking, delegating, and other related services.
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
Our GalaxyOne platform and its reliance on third-party partnerships expose us to additional regulatory, litigation, and financial risk.
Our GalaxyOne technology platform provides access to financial and trading services for retail customers, which exposes us to additional regulatory, litigation, and financial risk. For example, we offer the Galaxy Premium Yield Investment Note (the “Note”) as an investment product, accessed through the platform. The Note is not a bank deposit or other obligation of, or guaranteed by, any bank. It is not insured by the FDIC or any other governmental agency. The Note is unsecured, and investors may lose some or all of their principal. Our subsidiary, Galaxy Digital LP (“GD LP”), offers the Note only to accredited investors, as defined by the SEC under Rule 501 of its Regulation D, which includes individuals permitted to invest in certain private securities offerings not registered with the SEC. Should the SEC disagree with our classification of the Note, or if GD LP were unable to meet its obligations to investors pursuant to the terms of the Note, customers may bring claims or litigation against us that would be costly to address and may adversely affect our business.
In addition, we rely on Cross River Bank, Paxos Trust Company LLC (“Paxos”) and DriveWealth (in partnership with FIN2) to provide the banking services, cryptocurrency trading, transmission, and custody, and brokerage accounts, respectively, offered through the GalaxyOne platform. Our relationships with Cross River Bank, Paxos, and DriveWealth are an important part of our GalaxyOne business and if we lose these relationships and are not able to switch to another partner, we will not be able to operate GalaxyOne in its current form. In particular, will likely be unable to switch some or all of our customer transactions or accounts from Cross River Bank to another bank because customers hold their accounts directly with Cross River Bank rather than one of our affiliates. Furthermore, if Cross River Bank, Paxos and/or DriveWealth are unwilling to process customer transactions or perform their usual functions for any reason, including for regulatory reasons, and we are not able to find alternative arrangements, it could result in increased costs, client dissatisfaction and reputational harm, and expose us to client claims for damages.
Our partnerships with Cross River Bank, Paxos, and DriveWealth are also subject to regulatory risks. Banks and financial technology companies have been the subject of increased and evolving scrutiny from regulators and legislators over the past several years, and federal banking regulators have, in some cases, required increased oversight by banks of their partners or restricted banks’ abilities to offer or expand programs. The cost of regulatory compliance and/or potential for increased regulatory scrutiny may cause Cross River Bank, Paxos, and/or DriveWealth to reassess their partnerships with us and may deter new potential partners from entering into a partnership with us. For more information related to these regulatory matters, see the section titled “Business—Regulatory Environment.”
In addition, our reliance on Cross River Bank, Paxos, and DriveWealth exposes us to their economic performances, such as any liquidity constraints, insolvency, or other factors impacting their abilities to provide services through the GalaxyOne platform, and to any events, circumstances, or risks affecting Cross River Bank, Paxos, DriveWealth or the banking and financial systems generally. If Cross River Bank, Paxos, or DriveWealth’s stability deteriorates, if any of them do not maintain appropriate regulatory compliance, or if GalaxyOne’s business or economic relationship with any of them

Table of Content
deteriorates for any reason, our GalaxyOne products may be disrupted, the GalaxyOne brand may be harmed, and its business and financial performance may be adversely affected.
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely affect our business, operating results, and financial condition.

We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Michael Novogratz, our Founder and Chief Executive Officer, as well as other members of our executive team and other key employees across product, engineering, risk management, finance, compliance and legal, and marketing. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. The pool of qualified talent in our industry is extremely limited, particularly with respect to executive talent, engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of our Founder or even a few key employees or senior leaders, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could adversely affect our business, operating results, and financial condition and impair our ability to grow.

If we fail to develop, maintain and enhance our brand and reputation, our business operating results and financial condition may be adversely affected.
Our brand and reputation are key assets and a competitive advantage, and maintaining a strong brand and reputation will be an important factor in our success and our development of our business. Protecting and enhancing our brand depends largely on the success of our marketing efforts, and our ability to provide consistent, high-quality, and secure products, services, features, and support. Our brand and reputation could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, unexpected events, or actions by third parties. Unfavorable publicity regarding, for example, the quality of or changes to our products and services, litigation or regulatory activity, privacy practices, data security compromises or breaches, terms of service, intellectual property matters, employment matters, the use of our products, services, or supported digital assets for illicit or objectionable ends, the actions of our clients, customers, employees, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, have an adverse effect on the size and engagement of our customers and could result in decreased revenue, which could have an adverse effect on our business, operating results, and financial condition.
Furthermore, our Founder has been a vocal and visible proponent of digital assets, in some cases attracting controversy in connection with his views and statements as expressed on social media or otherwise, and due to his public profile, could be subject to scrutiny by both the public at large and governmental and regulatory bodies, which could adversely affect our business and our reputation. These considerations make it foreseeable that we could attract material regulatory scrutiny driven in part by the visibility of our Founder, irrespective of whether we have engaged in any unlawful conduct. Regulatory scrutiny may take the form of requests for information or responses, examinations, meetings or other types of interactions that may proceed to a formal enforcement action, suit, fine or other formal negative sanction, consume a material amount of management’s time, attention and efforts, lead to material spending on legal and other advisors or cause other negative consequences (including, for example, certain of the matters discussed under “Item 3. Legal Proceedings.”).
We operate in highly competitive industries and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.
The industries and markets in which we compete are evolving and highly competitive, with multiple participants competing for the same customers. Our current and potential future competition comes from traditional financial services providers, financial technology companies, asset management firms, consumer financial service providers and technology platforms and providers of crypto-based services, as well as traditional data center operators expanding into HPC, existing AI/HPC data center operators, cloud infrastructure providers, and former crypto mining operators pivoting to meet the needs of AI workloads.
Some of our current and potential future competitors have longer operating histories and greater capital resources than we have and may offer a wider range of products and services. Some of our competitors, particularly new and emerging technology companies and those located outside the United States, are not subject to the same regulatory requirements or scrutiny we are subject to, which could allow them to innovate more quickly or take more risks, placing us at a competitive

Table of Content
disadvantage. In addition, some of our competitors might also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can, especially larger competitors that might benefit from more diversified product and customer bases.
Many innovative start-up companies and larger companies have made, and continue to make, significant investments in research and development, and we expect these companies to continue to develop similar or superior products and technologies that compete with our products. Further, more traditional financial and non-financial services businesses may choose to offer crypto-based services in the future as the digital assets industry grows and as greater legal and regulatory certainty emerges. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources, or may otherwise have certain competitive advantages over us. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases, lower compliance costs, or stronger capital positions could adversely affect our results of operations and customer acquisition and retention.
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
Digital asset trading platforms and DeFi protocols are relatively new and, in some cases, unregulated. Furthermore, while some digital asset trading platforms provide information regarding their ownership structure, management teams, private key management, hot/cold storage policies, capitalization, corporate practices and regulatory compliance, many other digital asset trading platforms do not. A lack of transparency provided could result in us underestimating the risk of a potential loss in balances, which could include the loss of a material portion of the value of the digital assets we own or invest in on such digital asset trading platforms. Digital asset trading platforms do not appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in the less transparent or unregulated digital asset trading platforms, including prominent digital asset trading platforms that handle a significant volume of trading in these assets.
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
We do not insure the digital assets that we hold. While our third-party custodians have indicated to us that they maintain insurance coverage that is intended to cover losses of the digital assets they custody on behalf of their clients to some extent, there can be no assurance that the loss of any digital asset is at all or fully insured against, and we may have limited rights of legal recourse in the event of loss caused by a third party. Consequently, a loss may be suffered with respect to our digital assets that is not covered by insurance and for which no person is liable for damages. For example, in 2021, there were reports claiming that over 70% of bitcoin trading volume on digital asset trading platforms was falsified or non-economic in nature, with specific focus on unregulated digital asset trading platforms located outside of the United States. Such reports may indicate that the bitcoin exchange market is significantly smaller than expected and that the United States makes up a significantly larger percentage of such market than is commonly understood. Nonetheless, any actual or perceived false trading in digital asset trading platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of such assets.
Further, a number of digital asset trading platforms, including certain digital asset trading platforms with which we engage, do not obtain or perform comprehensive Services Organization Controls (“SOC”) 1 (assessing whether transactions are properly secured and segregated, and that the information provided to traders and investors is complete, accurate and timely) and SOC 2 (assessing the design and implementation of a platform’s security, availability, and confidentiality controls) evaluations of their systems on a regular basis, if at all. If digital asset trading platforms do not perform SOC evaluations, we may be unable to confirm that such platforms’ financial reporting is accurate or whether it has taken proper steps to secure its information technology infrastructure against internal and external threats, which could

Table of Content
expose us to additional risks that may have been identified and remediated had such platforms obtained or performed SOC evaluation. Engaging with such digital asset trading platforms and decentralized finance protocols could materially impact our reputation and the actual or perceived security of our investments. As of December 31, 2025, we held approximately $2.1 billion in digital assets at digital asset trading platforms and decentralized finance protocols or custodians that do not have SOC reporting available. In addition, over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances or were made whole in dollar terms that did not enable customers to benefit from the market value growth of the original digital asset balances. For example, in November 2022, FTX—which was at the time one of the world’s largest and most popular digital asset trading platforms—became insolvent, and it was revealed that the platform had been misusing customer assets. While smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action.
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
Acquisitions of, or investments in, other companies, products or technologies have in the past and could in the future require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our results of operations.
As part of our business strategy, we have made and might continue to make acquisitions of, or investments in, other compatible companies, products, technologies, or specialized employees. We also have entered into and might continue to enter into relationships with other businesses in order to expand our products and services. Negotiating these transactions can be time-consuming, difficult, and expensive. Our ability to close these transactions has been and might in the future be subject to third-party approvals and customary closing conditions, such as governmental and other regulatory approvals, some of which are beyond our control, and may take longer than expected to be obtained, if at all. If pending transactions are not completed, we have in the past and could in the future be subject to losses from legal fees and other expenses as well as impairment charges.
In general, our efforts to grow through acquisitions are subject to the risks that we might be unable to find suitable acquisition or investment candidates or to complete acquisitions on favorable terms or in a timely manner, if at all. Moreover, these kinds of acquisitions or investments can result in unforeseen risks, operating difficulties and expenditures prior to and following closing, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, compliance obligations and/or regulatory costs and penalties, exposing us to increased regulatory risk in connection with acquired companies, increasing our expenses, and adversely impacting our business, financial condition and results of operations. In connection with such acquisitions, we have encountered and may encounter in the future challenges in successfully integrating the acquired personnel, operations, products, and technologies, and may have difficulty effectively managing the combined business following such acquisitions. Moreover, the anticipated benefits of any acquisition or investment might not be realized, the acquisition or investment might not perform in accordance with expectations, and we might be exposed to unknown liabilities or risks.
In connection with these types of transactions, we might issue additional equity securities that would dilute our stockholders, use cash that we might need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
In the event that our employees, contractors or any of our affiliates engage in misconduct or commit errors, it may materially adversely impact our business, operating results and our reputation.
Misconduct or error by our employees or our business partners could subject us to legal liability, financial losses, and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, misappropriation of customer funds, insider trading

Table of Content
and misappropriation of information, failing to supervise other employees or service providers, improperly using confidential information, as well as improper trading activity such as spoofing, layering, wash trading, manipulation and front-running. Employee or service provider errors, including mistakes in executing, recording, or processing transactions for customers, could expose us to the risk of material losses even if the errors are detected. Although we have implemented processes and procedures and provide trainings to our employees and service providers to reduce the likelihood of misconduct and error, these efforts may not be successful. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel products and services and is compounded by the fact that many of our employees and service providers are accustomed to working at companies which generally do not maintain the same compliance customs and rules as financial services firms. This can lead to a high risk of confusion among employees and service providers with respect to compliance obligations, particularly including confidentiality, data access, trading, and conflicts.
In addition, the inappropriate and/or unauthorized use of social media platforms, including blogs, social media websites and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons by our clients or employees could increase our costs, cause damage to our brand, lead to litigation or result in information leakage.
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
In addition, on March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve certain civil claims relating to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. Under the terms of the settlement, Galaxy (i) accrued a legal provision of $151.0 million as of December 31, 2025 (the undiscounted amount of which is $160 million, payable on a pre-determined

Table of Content
schedule over the course of four years) and (ii) has agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
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

Table of Content
For more information about litigation matters and other regulatory and legal proceedings in which we are involved, see “Item 3. Legal Proceedings.”
If we cannot keep pace with rapid industry changes to provide new and innovative products and services and manage the risks these novel products and services present, the use of our products and services, and consequently our revenue, could decline, which could adversely impact our business, operating results, and financial condition.
The industries in which we operate have been characterized by many rapid, significant, and disruptive products and services in recent years. These include decentralized applications, which allow yield farming, staking and liquid staking, token wrapping, governance tokens, innovative programs to attract customers such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, and novel cryptocurrency fundraising and distribution schemes. We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. Because these services and technologies are novel and may present risks, we cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and revenue will depend in part on our ability to innovate and create successful new products and services, both independently and in conjunction with third parties. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain customers.
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
Our operations could be interrupted if our third-party service providers experience operational or other systems difficulties, terminate their services or fail to comply with regulations. We outsource some of our operational activities and accordingly depend on relationships with many third-party service providers. Specifically, we rely on third parties for certain services, including, but not limited to, legal, accounting, custody, and other financial operations, trade related activity, IT infrastructure and systems, trade reconciliation, and margin and collateral movement. Our business depends on

Table of Content
the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, a cybersecurity breach involving any of our third-party service providers or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense and disruption of service. As a result, if these third-party service providers experience difficulties, are subject to cybersecurity breaches, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period, our business, financial condition and results of operations could be adversely affected. Should we be required to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.
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
For example, in February 2025, the digital asset trading platform Bybit lost approximately $1.5 billion in ether through hacker-induced transfer from its cold wallet to a wallet address associated with the Lazarus Group. Although Bybit announced that their reserve guarantee ensured that client assets remained fully intact for such incident, there is no assurance we or other participants in the industry may be able to protect against similar types of losses. To the extent that we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover incorrectly transferred digital assets. We will also be unable to convert or recover the digital assets transferred to uncontrolled accounts. To the extent that we are unable to seek redress for such error or theft, such loss could result in the loss of consumer confidence in us and the cryptoeconomy in general and could have a material adverse effect on us.
We seek to mitigate risk and have established policies responsive to the types of risk to which we are subject, including operational risk, credit risk, market risk, counterparty risk, exchange risk and liquidity risk. However, there are inherent limitations to our current and future risk management strategies, including risks that we have not appropriately anticipated or identified. Accurate and timely enterprise-wide risk information is necessary to enhance management’s decision-making in times of crisis. If our risk management framework proves ineffective or if our enterprise-wide management information is incomplete or inaccurate, we could suffer unexpected losses, which could materially adversely affect our business, results of operations and financial condition. We continually assess our risk profile and risk management processes across the company to identify opportunities for improvement and to consider whether we need to address new technologies and innovations in our risk management processes and policies. While we have not identified any

Table of Content
material gaps with respect to recent digital asset market events, we cannot guarantee that our risk management processes will continue to be effective in preventing or mitigating losses from future market events.
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

Table of Content
Because our long-term success depends, in part, on our ability to expand our sales to customers outside the United States, our business is susceptible to risks associated with international operations.
We currently have subsidiaries and operations in jurisdictions in the U.S. and abroad. We plan to enter into or increase our presence in additional markets around the world, and any inability or failure to adequately exploit opportunities for international expansion, may harm our business and our adversely affect our revenue. We have a limited operating history outside North America, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. As we continue to expand our business and customer base outside the United States, we will be increasingly susceptible to risks associated with international operations. These risks and challenges include:
•difficulty establishing and managing international operations and the increased operations, travel, infrastructure and legal and compliance costs associated with locations in different countries or regions;
•the need to understand and comply with local laws, regulations and customs in multiple jurisdictions, especially including laws and regulations governing broker-dealer practices and laws, rules, regulations and other legal requirements related to cybersecurity, data privacy frameworks, labor and employment and our interpretations of local laws and regulations, which may be subject to challenge by local regulators;
•difficulties or delays in obtaining and/or maintaining the regulatory permissions, authorizations, licenses or consents that may be required to offer certain products in one or more international markets;
•the need to vary products, pricing and margins to effectively compete in international markets;
•the need to adapt and localize our products and services for specific countries, including offering services and support in local languages;
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
•potentially adverse tax developments and consequences; and
•political or social unrest or economic instability in a specific country or region in which we operate.
We have limited experience with international regulatory environments and market practices, and we may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We are subject to income taxes and other taxes in the United States and other countries in which we transact or conduct business, and such laws and tax rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local and non-U.S. tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial condition or results of operations could be materially and adversely affected. Our failure to successfully manage these risks, or any failure to quickly exploit any opportunity for international expansion, could harm our international operations in the markets we choose to enter and have an adverse effect on our business, financial condition and results of operations.

Table of Content
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
There are certain inherent and potential conflicts of interest in managing different business lines and the presence of any such conflict of interest could materially adversely affect our business, reputation, results of operations and financial condition. We have two operating business segments—digital assets and data centers—and, subject to applicable regulatory approvals, we may also launch additional business lines from time to time. Due to the broad scope of our businesses, potential conflicts of interest include situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client, as well as situations where one or more of our businesses have access to material non-public information that may not be shared with our other businesses and situations where we may be an investor or creditor of an entity with which we also have an advisory or other relationship. For example, our subsidiaries may provide corporate advisory services to companies that are also investee companies of our asset management business or within our venture portfolio. In such circumstances, we may not be able to conduct transactions relating to investments in portfolio companies, for example, due to the inability of our asset management business to use to material non-public information in buying or selling securities to us. In ordinary course of business, we may also make loans to protocols and receive the native token as collateral. Accordingly, there may be situations where we are compelled or forced to liquidate the token even though we may have investments in such protocol or token, or other relationships across the Company. Furthermore, the allocation of investment opportunities among us, our funds and our clients could also present conflicts of interest. Providing custody services while managing other funds and accounts can present certain conflicts of interest as those funds and accounts might have similar or different investment objectives or strategies as trust accounts, or otherwise hold, purchase or sell investments that are eligible to be held, purchased or sold by the trust accounts, or may take positions that are opposite in direction from those taken by the trust accounts. In managing these different conflicts, fiduciary duty obligations may require us to resolve conflicts in favor of clients over our Company or other third parties. For example, our asset management business may be engaged to provide advice to a client that is considering entering into a transaction with us, and may advise the client not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the client that would be adverse to us. Employees and executives, including our Founder, may also have conflicts of interest in allocating their time and activity between the business lines. While we manage conflicts of interest through a number of ways, appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation could be damaged and the willingness of clients to enter into transactions with us may be affected if we fail, or appear to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts, or the failure to make appropriate disclosures to clients regarding such conflicts, could give rise to litigation or regulatory enforcement actions. A failure to appropriately identify and address potential or perceived conflicts of interest could adversely affect our businesses, results of operations and financial condition.
Increased competition and price volatility in the assets we manage may cause our AUM, revenue and earnings to decline.
The asset management industry is highly competitive and has relatively low barriers to entry. As digital assets become more mainstream, additional competitors, potentially in large numbers, have and may begin providing asset management services with respect to digital assets. We compete based on a number of factors including: investment performance, the level of fees charged, the quality and diversity of services and products provided, name recognition and reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors. In addition, the introduction of new technologies, as well as regulatory changes, may significantly alter the competitive landscape for investment managers in digital assets. This could lead to fee compression or require us to spend more to modify or adapt our product offerings to attract and retain customers and remain competitive with products and services offered by new

Table of Content
competitors in the industry. Increased competition on the basis of any of these factors, including competition leading to fee reductions, may cause our AUM, revenue and earnings to decline and materially and negatively impact the success of our asset management business and affect our overall business, results of operations and financial condition.
Our asset management revenue is primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees which are normally expressed as a percentage of returns to the client. We have experienced, and will continue to experience, price movements in the assets we manage, which could cause: the value of our AUM, or the returns that we realize on our AUM, to decrease; the withdrawal of funds from any products offered by us in favor of products offered by competitors; or a decrease in the value of seed or co-investment capital or a decrease in the amount of such capital available to invest.
Liquidation of third-party bankruptcy estate assets under mandates to do so may also reduce AUM. The occurrence of any of these events may cause our AUM, revenue and earnings, if any, to decline and may negatively impact the success of our asset management business, results of operations and financial condition.
The asset management business is highly regulated and regulators may apply or interpret these regulations with respect to digital assets in novel and unexpected ways.
Asset management is a highly regulated business subject to numerous legal and regulatory requirements. These regulations are intended to protect customers whose assets are under management and, as such, may limit our ability to develop, expand or carry out our asset management business in the intended manner. We are guided in significant part by regulatory regimes that are not clear or are not yet developed. As a result, to the extent that there is any ambiguity as to whether an asset under management is a “security” under federal securities laws, the applicability of existing or future regulations to our asset management business may not be clear. Furthermore, we must address conflicts of interest, as well as the perception of conflicts of interest, between ourselves (including our other business lines) and our clients and funds. In particular, we are required to act in the best interest of our clients and funds, which may include allocating opportunities to our clients and funds rather than to our own principal business lines. In addition, regulators have substantial discretion in determining what is in the best interest of a client of a fund and have increased their scrutiny of potential conflicts as well as the disclosure of such conflicts to an asset manager’s clients. To the extent regulators do not agree with how we are managing or addressing actual or potential conflicts of interests, we may face reputational damage, litigation, regulatory proceedings, or penalties, fines or sanctions, any of which may have a material and negative impact on our asset management business.
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

Table of Content
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
The success of our investment and trading activities depends on the timely and successful execution of the investment and trading strategies we develop and our ability to remain competitive in the trading space.
The process by which our investment team identifies overvalued and undervalued investment opportunities in order to exploit price discrepancies involves a high degree of uncertainty. No assurance can be given that we will be able to identify suitable or profitable investment opportunities in which to deploy our capital. In addition, errors may occur with respect to trades executed on our behalf. Trade errors can result from a variety of situations, including, for example, when the wrong investment is purchased or sold or when the wrong quantity is purchased or sold. Trade errors frequently result in losses, which could be material. To the extent that an error is caused by a third party, we may seek to recover any losses associated with the error, although there may be contractual limitations on any third party’s liability with respect to such error.
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

Table of Content
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
We may purchase and write put and call options on digital or non-digital assets. These are highly specialized activities that entail greater-than-ordinary investment risks. An uncovered call writer’s loss is theoretically unlimited. Unlike exchange-traded options, which are standardized with respect to some or all of the underlying instrument, expiration date, contract size and strike price, the terms of OTC options (options not traded on exchanges) are generally established through negotiation with the other party to the option contract. While this type of arrangement allows greater flexibility to tailor an option, OTC options generally involve greater credit risk than exchange-traded options, which are typically guaranteed by a clearing organization, frequently affiliated with the exchanges on which they are traded. As of the date of this Annual Report, the availability of exchange-traded and OTC options on digital assets is extremely limited, so terms may be unfavorable and risks may be greater in comparison to those available for more firmly established types of options.
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
The success of our investment banking business, which is conducted through GDP, one of our FINRA registered broker-dealers, and Galaxy Digital Labs LLC, depends on creating and sustaining a demand for our financial and strategic advisory services with respect to the digital asset, cryptocurrency and blockchain technology sector while maintaining favorable margins. The ability to realize and maintain this demand could be negatively affected by numerous factors, many of which will be beyond our control.
The barrier to entry to digital asset investment banking services is very low and competitors can easily and will increasingly compete with our offerings. The less we are able to differentiate our services and solutions or clearly convey the value of our services and solutions, the more risks we will face in winning new work in sufficient volumes and at target pricing, which could materially negatively impact the success or viability of our investment banking business. In addition, developments in the digital asset industry, which are expected to be rapid, could create or shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our clients demand new services that we do not or are unable to provide, we may be less competitive in these new areas or need to make significant investment to meet that demand. If we do not sufficiently invest in new technology and adapt to industry developments or evolve and expand our business at sufficient speed and scale, the success or even the viability of our investment banking business would be negatively affected and our results of operations and financial condition could suffer.
In addition, because GDP is a broker-dealer and advises on mergers and acquisitions, we may be unable to purchase errors and omissions insurance without incurring material costs to our business. Therefore, we may become subject to a securities class-action lawsuits in connection with our advice on a public merger or acquisition and be without recourse from insurance.
Because of regulatory uncertainty regarding how transactions in digital assets or digital securities by broker-dealers are or should be regulated, none of our broker-dealer subsidiaries currently engage in underwriting or private placement

Table of Content
services, or otherwise facilitate customer transactions with respect to offerings involving digital assets, tokens, cryptocurrencies, digital securities or initial coin offerings, nor do they accept digital assets, tokens, cryptocurrencies or digital securities as payment for broker-dealer related services.
Pursuant to its membership agreement with FINRA, GDP is authorized as a broker-dealer to engage in business relating to underwriting or selling group participation (corporate securities other than mutual funds); private placements of securities; business advisory services concerning mergers and acquisitions, debt financing, equity financing, leveraged buy-outs and distressed corporate advisory; and referrals of broker-dealers, hedge funds and investors to unaffiliated broker-dealers for order execution, clearance and settlement. Despite its focus on providing services to companies in the digital assets space, however, because of regulatory uncertainty regarding how transactions in digital assets by broker-dealers are to be regulated, GDP does not currently engage in underwriting or private placement services involving tokens, digital securities, digital assets, initial coin offerings or other digital representations of securities or property on a blockchain. As a result, because we are unable or unwilling to provide broker-dealer services to prospective clients in connection with offerings involving tokens, digital assets, digital securities, initial coin offerings or other digital representations of securities or property on a blockchain, we may face challenges in winning new work in sufficient volumes and at target pricing from new or existing clients, which could negatively impact the success or viability of our advisory services business.
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
•quantum computing, which poses a critical technical challenge to the viability of current digital asset standards underpinning blockchain technology and digital assets, as sufficiently powerful quantum computers could potentially break widely used encryption algorithms;
•other advancements in technology, including computing power, that may adversely affect the respective cryptocurrency networks, render existing distributed ledger technology obsolete, inefficient, or fail to remediate or introduce new bugs and security risks;

Table of Content
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
•Some digital asset networks and digital asset trading platforms or businesses that facilitate transactions in digital assets (including bitcoin) may be at an increased risk of having banking services cut off if they introduce or use certain privacy-preserving features. This is due to concerns that such features could interfere with anti-money laundering duties and economic sanctions checks.
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

Table of Content
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
•Changes in the rights, obligations, incentives or rewards for the various participants in a blockchain network. For digital assets that rely on miners or validators, sophisticated miner groups may become unduly influential over time if system or bandwidth requirements become too high. Where a single personality or entity exerts an outsize influence, an adverse event impacting that individual or entity, such as an insolvency proceeding, could result in a reduction in the price of digital assets.
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

Table of Content
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
•Investors’ overall confidence in the digital assets ecosystem and the safety and reliability of digital asset trading platforms.
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
There are also volatility risks related to stablecoins, which are designed to have a relatively stable price relative to an underlying physical asset, most commonly a fiat currency, such as U.S. dollars, or an exchange-traded commodity. We regularly transact in and hold stablecoins; as of December 31, 2025, USDC and USDT were the only stablecoins that we held in material amounts. A lack of applicable law and regulation has afforded discretion to certain stablecoin issuers to determine the composition and amounts of assets backing those stablecoins. There is a risk that an issuer may be unable to liquidate enough backing assets if it were to face mass redemptions of its stablecoin, which could cause the price of the stablecoin to deviate from the price of the underlying fiat currency or other asset with which the stablecoin is designed to align in price. If a stablecoin issuer were to fail to honor its redemption obligations, this could undermine public confidence in stablecoins and in digital assets more broadly, which could have a widespread impact on the cryptoeconomy, causing the prices of other stablecoins and digital assets to become more volatile. In addition, operational issues with stablecoins (for example, technical issues that prevent settlement) or regulatory concerns about stablecoin issuers or intermediaries, such as digital asset spot markets, that support stablecoins, could have a significant impact on the global crypto market and may adversely affect our business.
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

Table of Content
Due to a lack of familiarity and some negative publicity associated with digital asset trading platforms, existing and potential customers, counterparties and regulators may lose confidence in digital asset trading platforms.
Since the inception of the cryptoeconomy, numerous digital asset trading platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, customers of these platforms were not compensated or made whole for their losses. Larger platforms like ours are more appealing targets for hackers and malware, and may also be more likely to be targets of regulatory enforcement actions. For example, in 2022 and 2023, each of Celsius Networks, Voyager Digital, Three Arrows Capital, FTX and Genesis declared bankruptcy. In particular, in November 2022, FTX—which was at the time one of the world’s largest and most popular digital asset trading platforms—became insolvent, and it was revealed that the platform had been misusing customer assets. These events resulted in a loss of confidence in the broader cryptoeconomy, adverse reputational impact to digital asset platforms, increased negative publicity surrounding crypto more broadly, heightened scrutiny by regulators and lawmakers and a call for increased regulation of digital assets and digital asset platforms.
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
The foreign and U.S. tax treatment of transactions in digital assets is unclear.
Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the foreign and U.S. federal income tax treatment of digital assets are uncertain. Our operations and dealings in or in connection with digital assets, as well as transactions in digital assets generally, could be subject to adverse tax consequences in the United States, including as a result of development of the legal regimes surrounding digital assets, and our operating results, as well as the price of digital assets, could be adversely affected thereby.
Many significant aspects of the U.S. federal income tax treatment of digital assets (including with respect to the amount, timing and character of income recognition) are uncertain. In 2014, the IRS released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. From time to time, the IRS has released other notices and rulings relating to the tax treatment of virtual currency or digital assets reflecting the IRS’s position on certain issues. The IRS has not addressed many other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions.
There continues to be uncertainty with respect to the timing, character and amount of income inclusions for various digital asset transactions including, but not limited to, lending and borrowing digital assets, staking, and other digital asset products that we offer. Although we believe our treatment of digital asset transactions for federal income tax purposes is consistent with current public positions of the IRS and/or existing U.S. federal income tax principles, because of the rapidly evolving nature of digital asset innovations and the increasing variety and complexity of digital asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain digital asset offerings for U.S. tax purposes, which could adversely affect our clients and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate with respect to direct and indirect taxes, and these uncertainties and potential adverse interpretations of tax law could impact the amount of tax we and our non-U.S. clients are required to pay. We do not intend to request a ruling from the IRS on these issues, and we will take positions on these and other U.S. federal income tax issues relating to digital assets that we believe to be reasonable.
There can be no assurance that the IRS, U.S. state revenue agencies, or other foreign tax authorities will not alter their respective positions with respect to digital assets in the future or that a court would uphold the treatment set forth in existing positions. It also is unclear what additional tax authority positions, regulations, or legislation may be issued in the future on the treatment of existing digital asset transactions and future digital asset innovations under U.S. federal, U.S. state, or foreign tax law. Any such developments could result in adverse tax consequences for holders of digital assets and could have an adverse effect on the value of digital assets and the broader digital assets markets. Future technological and operational developments that may arise with respect to digital assets may increase the uncertainty with respect to the

Table of Content
treatment of digital assets for U.S. and foreign tax purposes. The uncertainty regarding tax treatment of digital asset transactions impacts our customers, and could impact our business, both domestically and abroad.
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
Additionally, in various contexts, the SEC and state securities regulators have alleged that programs where firms borrow digital assets in exchange for a promise to return those assets, plus a yield, were unlawfully unregistered securities offerings. We do not believe that our borrowing activities constitute the offer or sale of a security. Among other things, unlike in the circumstances where this has been alleged against others, our borrowing activities are not “yield” products widely offered as an investment vehicle to the general public. Instead, we borrow digital assets from institutional counterparties through individually negotiated transactions, and/or through one or more DeFi protocols. While we do not believe our borrowing activities constitute securities offerings, there is a risk that the SEC or state securities regulators could take a contrary view. In that case, our prior determination, even if reasonable under the circumstances, would not preclude legal or regulatory enforcement action, or lawsuits brought by our clients and counterparties, based on the presence of a security. See “—Risks Related to Our Operations—A determination that a digital asset is a “security,” or that an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, or have adverse regulatory consequences for us, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock,” for more information.
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

Table of Content
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
Blockchain networks, digital assets and the digital asset trading platforms on which these assets are traded are dependent on internet and other blockchain infrastructure, which are susceptible to system failures, security risks and rapid technological change.
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
In order to support any supported digital asset, a variety of front and back-end technical and development work is required to implement our wallet, custody, trading, staking and other solutions for our customers, and to integrate such supported digital asset with our existing technical infrastructure. For certain digital assets, a significant amount of

Table of Content
development work is required and there is no guarantee that we will be able to integrate successfully with any existing or future digital asset. In addition, such integration may introduce software errors or weaknesses into our platform, including our existing infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our systems. If we or our third-party providers are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support certain cryptocurrencies or blockchain networks, our customers’ assets may be frozen or lost, the security of our hot or cold wallets may be compromised and our technical infrastructure may be affected, all of which could adversely impact the success of our business, financial condition and results of operations.
A temporary or permanent “fork” could adversely affect an investment in our Class A common stock.
Many public blockchain networks, including the Bitcoin network, operate using open-source protocols, meaning that any user can download the software, modify it and then propose that other users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the Bitcoin, Ethereum or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the Bitcoin, Ethereum, or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s digital asset lacking interchangeability.
Both Bitcoin and Ethereum protocols have been subject to “forks” that resulted in the creation of new networks, including Bitcoin Cash ABC, Bitcoin Cash SV, Bitcoin Diamond, Bitcoin Gold, Ethereum Classic, EthereumPOW, and others. A fork can lead to a disruption of networks and our information technology systems, which can further lead to temporary or even permanent loss of customer assets. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new blockchain, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process.
Furthermore, forks can lead to disruptions of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of customer cryptocurrencies. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some cryptocurrency platforms. Another possible result of a fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network. Such disruption and loss could cause our company to be exposed to liability, even in circumstances where we have no intention of supporting a cryptocurrency compromised by a fork.
Any future forks could adversely affect our business and the market price of our Class A common stock.
The emergence of, and our participation in, DeFi activities subject us to evolving risks and uncertainties relating to our investments and our services.
We engage in various DeFi activities. As of December 31, 2025, Galaxy’s digital assets associated with decentralized finance protocols was $1,196.2 million. These protocols achieve their investment purposes through self-executing smart contracts that allow users to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn with no restrictions. However, these DeFi protocols are subject to various risks, including uncertain regulatory and compliance conditions in large markets such as the United States, the risk that the underlying smart contract is insecure, the risk that borrowers may default and the investor will not be able to recover its investment, the risk that any underlying collateral may experience significant volatility, and the risk of certain core developers with protocol administration rights can make unauthorized or harmful changes to the underlying smart contract. If any of these risks materialize, our digital assets in these DeFi protocols may be adversely impacted and we may lose some or all of our digital assets. Furthermore, in certain decentralized protocols, it may be difficult or impossible to verify the identity of a transaction counterparty necessary to comply with any applicable anti-money laundering, countering the financing of terrorism, or sanctions regulations or controls.

Table of Content
The complexity and interconnectedness of digital asset networks, applications, and economic systems enable new forms of malicious attacks that leverage a feature or vulnerability of one system to attack another. Such an attack may take the form of a temporary manipulation of the price of certain digital assets that trigger second order behaviors, such as automatic collateral liquidations on decentralized applications or digital asset trading platforms. Such an attack could adversely affect investments. A malicious actor can exploit the structure of one or a series of smart contracts or applications in ways that do not technically constitute exploitation of a “bug” or flaw in the smart contract or application. For example, such an exploit has occurred repeatedly in the Ethereum DeFi ecosystem, whereby a decentralized trading platform or lending application is designed to reference an external pricing source of a particular digital asset to determine when to liquidate collateral. By manipulating the price of the particular digital asset on a third-party platform (such as a digital asset trading platform), the pricing source used by the decentralized trading platform or application is consequently manipulated, which then leads to uneconomic collateral liquidations on the decentralized trading platform or application. Such liquidations may be processed automatically and could have a material adverse effect on our investments and trading strategies.
Any inability to maintain adequate relationships with affiliates, third-party banks and trading venues with respect to, and any inability to settle customer trades related to, our cryptocurrency offerings may adversely affect our business, financial condition and results of operations.
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
We may also be harmed by the loss of any of our affiliates, banking partners and trading venues. As a result of the many regulations applicable to cryptocurrencies, the risks of digital assets generally, and pressure from their regulators, many financial institutions have decided or been forced, and other financial institutions may in the future decide, to not provide bank accounts (or access to bank accounts), payments services or other financial services to companies providing cryptocurrency products, including us. Similarly, a number of such companies have had their existing bank accounts closed by their banks. Banks may refuse to provide bank accounts and other banking services to digital asset-related companies, including us, for a number of reasons, such as perceived compliance risks or costs. We have diverse U.S. banking relationships, with most of our deposits at large, systemically important financial institutions. Any inability to procure or keep such banking relationships would have a material and adverse effect on us. Similarly, continued general banking difficulties may decrease the utility or value of digital assets or harm public perception of those assets. In addition to banks, other third-party service providers including accountants, lawyers and insurance providers may also decline to provide services to companies engaged in digital asset-related businesses because of the perceived risk profile associated with such businesses or the lack of regulatory certainty. Consequently, if we or our trading venues cannot maintain sufficient relationships with the banks that provide these services, banking regulators restrict or prohibit banking of cryptocurrency businesses, or if these banks impose significant operational restrictions, it may be difficult for us to find alternative business partners for our cryptocurrency offerings, which may result in a disruption of our business and could have an adverse impact on our reputation, business, investment and trading strategies, the value of our assets, the value of any investment in us, financial condition and results of operations.
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

Table of Content
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
For instance, on September 16, 2022, the U.S. Treasury and Justice Departments released regulatory and legislative recommendations and priorities to address illicit finance risks connected to the digital assets ecosystem, following former President Biden’s executive order on the regulation of digital assets. The reports reflect the proactive posture that both the U.S. Treasury and Justice Departments have taken towards the enforcement and implementation of AML standards in the digital assets ecosystem. As part of its AML efforts, the U.K.’s Financial Conduct Authority (“FCA”) requires cryptoasset businesses to be duly registered with the FCA under the Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017. The FCA has also introduced rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of cryptoassets, contending that they are “ill-suited” to retail consumers due to extreme volatility, valuation challenges and association with financial crimes. The rules, which entered into force on January 6, 2021, prohibit the sale, marketing and distribution to retail clients in the U.K. of derivatives and exchange traded notes that reference certain types of unregulated, transferable cryptoassets. The prohibition applies to investment firms, credit institutions and branches in the U.K. of third-country firms (among others) that market, distribute or sell digital asset-derivatives or digital asset trading platform traded notes in, or from, the U.K. to retail clients. Many types of cryptoassets, including popular cryptocurrencies such as bitcoin, are also subject to the U.K.’s financial promotions regime. It is a criminal offense for these products to be marketed in the U.K. unless the relevant financial promotion has been approved by an FCA authorized firm or an exemption applies. The exemptions are narrow and will generally only be available to sophisticated investors. The FCA is currently finalizing additional rules in this space and is likely to introduce new requirements on industry participants in fiscal year 2026, including new regulations for stablecoin providers and cryptocurrency trading venues. To the extent other U.S. and foreign regulatory authorities or legislative bodies adopt other or additional regulations or legislation applicable to the digital asset industry or any other aspect of our business, we could face a heightened risk of potential regulatory violations and could be required to make significant changes to our business model and practices, which changes might not be successful. Any of these outcomes could have an adverse effect on our business, financial condition and results of operations.
We currently offer services involving, and expect to continue to support, certain smart contract-based digital assets. If the underlying smart contracts for these protocols do not operate as expected, they could lose value and our business could be adversely affected.
We currently offer services involving, and expect to continue to support, various digital assets that represent units of value through the use of smart contracts deployed on a blockchain. Smart contracts are programs that store and transfer value and execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming and design can have damaging, and even permanent, ramifications. For instance, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of digital assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited digital assets into the smart contract. If any such vulnerabilities or flaws are exploited or come to fruition, smart contract-based digital assets may suffer negative publicity, be exposed to security vulnerabilities, decline significantly in value, and lose liquidity over a short period of time. As smart contract-based digital assets continue to develop and evolve, we may be subject to unintended or unforeseen regulatory risks and regulatory actions, which may be inconsistently applied across jurisdictions.
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

Table of Content
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

Table of Content
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
The financial services industry is among the most extensively regulated industries in the United States. We operate a commodity trading advisor/commodity pool operator, an investment adviser, a CFTC-regulated swap dealer and three broker-dealers, each of which is subject to a specific and extensive regulatory regime. We are subject to numerous state and federal laws and regulations of general application. It is thus very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients’ businesses.
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

Table of Content
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
Our registered broker-dealer subsidiaries are subject to regulatory restrictions and requirements imposed by the SEC, FINRA, state securities regulators, and other relevant governmental authorities and self-regulatory organizations in the jurisdictions in which we operate. U.S. government agencies and self-regulatory organizations, including U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership. GDP, GSL and FIN2 are all members of, and are subject to periodic examinations and investigations by, FINRA. Further, GDP, GSL and FIN2 are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish AML compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers and mutual funds must also implement related customer identification procedures and beneficial ownership identification procedures.
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

Table of Content
In addition, due to our business activities, we are subject to ongoing examinations, oversight, and reviews by U.S. federal and state regulators, and financial service regulators, which each have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have, are, and may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers which we provide services to, changing, terminating, or delaying the introduction of our existing or new products and services, and undertaking further external audits or being subject to further regulatory scrutiny. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, should strict legal and regulatory requirements and additional regulatory investigations and enforcement occur or intensify, it may continue to result in changes to our business, as well as increased costs, and supervision and examination for both us and our agents and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition. Such additional requirements could cause us to incur extraordinary expenses, possibly materially and adversely affecting our investment and trading strategies, the value of our assets and the value of any investment in us.
All of the foregoing laws and regulations, as well as any other laws and regulations we are or may become subject to, are complex and we are required to expend significant resources to monitor and maintain our compliance with such laws and regulations. It is also possible that a new Administration and a new Congress in the United States implements new laws and regulations that we may be required to expend significant resources on understanding and complying with. Any failure on our part to comply with these and other applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of our registration or that of our subsidiaries as an investment adviser, broker-dealer, commodity pool operator, commodity trading adviser, swap dealer, or trust company, as the case may be, which could, among other things, require changes to our business practices and scope of operations or harm our reputation, which, in turn could have a material adverse effect on our results of operations, financial condition or business.
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

Table of Content
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
The U.S. financial system is extensively regulated at both the federal and state levels with a particular focus on intermediaries such as banks, broker-dealers, swap dealers, futures commission merchants, investment funds, investment advisers, trading platforms, clearinghouses and custodians. By seeking to eliminate or substantially limit the role of traditional financial services intermediaries in lending, brokering, advisory, trading, clearing, custodying and other financial services activities, DeFi protocols pose numerous challenges to the longstanding oversight framework developed under U.S. law and used by U.S. and other regulators. For example, in June 2023, a federal judge ruled that the CFTC had sufficiently pleaded that a DAO operates a DeFi protocol that has not registered as a futures commission merchant (“FCM”) and thereby illegally offers leveraged retail commodity transactions in digital assets, engages in activities only registered FCMs can perform, and has failed to adopt a customer identification program as part of a BSA compliance program, as required of FCMs. In an accompanying settled enforcement order, the CFTC found the two founders, as token holders who voted their DAO tokens to govern the DAO, personally liable for the DAO’s violations of the Commodity Exchange Act and regulations promulgated thereunder. While the scope of liability for persons associated with a DAO, or its accompanying DeFi protocol, are currently unclear notwithstanding the default judgment entered against the DAO, it is possible that regulatory agencies may consider other DeFi token holders, or users of a DeFi protocol, liable for potential violations of the DeFi protocol.
Under the prior administration, there was also an increase in SEC oversight, including reported SEC subpoenas of teams behind DeFi platforms, which indicates that the SEC believed DeFi activities may in themselves implicate federal securities laws. In April 2023, the SEC reopened the comment period and provided supplemental information for its proposed amendments to the definition of “exchange” under the Exchange Act, including that it believed DeFi protocols, and the parties that develop them, could be exchanges subject to federal securities laws if they facilitate the trading of digital asset securities. In March 2025, then Acting SEC Chairman Uyeda said he had asked SEC staff for options on abandoning the digital assets-related elements of the proposal, but it is not possible to predict how or when these developments will be resolved or what the impact on specific DeFi protocols will be. Because it is unclear which digital assets on a DeFi platform may be deemed securities and which DeFi activities in themselves may implicate the federal securities laws, it is likely that the DeFi industry will face a prolonged period of regulatory uncertainty. It is possible that some DeFi protocols, including those using digital assets that we invest in, will be subjected to costly and burdensome compliance regimes or even prohibited outright.
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

Table of Content
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
Furthermore, our KYC and onboarding processes are designed to verify the identity of our customers, manage associated risks and prevent offers and sales of some digital assets and other products and services to certain persons. While we have implemented tailored AML and KYC protocols within each of our business lines, due to the nature of the digital assets industry and technology, including the pseudonymous nature of blockchain transactions, we may inadvertently or without our knowledge engage in transactions with persons named on OFAC’s Specially Designated Nationals list or other blocked or sanctioned persons in connection with our interactions with a blockchain. Further, fraudulent and illegal transactions and prohibited status could be difficult or impossible for us and our partners, suppliers and vendors to detect in some circumstances. Therefore, there can be no assurance that our AML and KYC protocols will be sufficient to prevent or detect all inappropriate practices, fraud or violations of such laws, regulations and requirements by the Company’s affiliates, employees, directors, officers, partners, agents and service providers, in connection with our operations. In the event that our AML and KYC protocols are insufficient to prevent or detect such instances, we could become subject to legal proceedings, inquiries, examinations, investigations, and other regulatory or civil actions, which may subject us to, among other things, fines, penalties, and monetary settlements.
As our business continues to grow, we must continue to strengthen our associated internal controls and ensure that our third-party custodians and other service providers do the same. Our success and the success of our product offerings require customer confidence in our and our third-party service providers’ ability to properly custody and manage digital asset balances and handle large and growing transaction volumes and amounts of customer funds. In addition, we are dependent on our third-party service providers’ operations, liquidity, and financial condition for the proper custody, maintenance, use and safekeeping of these customer assets. Any material failure by us or such third-party service providers to maintain the necessary controls, policies, safeguarding procedures, perceived or otherwise, or to manage the digital assets we or they hold for or on behalf of our customers or for our own investment and operating purposes could also adversely impact our business, operating results, and financial condition. Further, any material failure by us or our third-party service providers to maintain the necessary controls or to manage customer digital assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, significant financial losses, lead customers to discontinue or reduce their use of our and our third-party service providers’ products and services, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition.
We hold digital assets of the customers of Galaxy Prime, our prime brokerage offering, in omnibus custodial accounts at one or more third party custodians appointed by Galaxy Prime. These custodial accounts are maintained in Galaxy Prime’s name for the benefit of its customers. No Galaxy proprietary assets are held in these custodial accounts. We believe that in the event of a bankruptcy of Galaxy Prime, the digital assets credited to these customer accounts should not be considered the property of Galaxy Prime’s bankruptcy estate and not subject to the claims of its general creditors. However, due to the novelty of digital assets, there can be no certainty as to a bankruptcy court’s treatment of these customer assets in such circumstances. As such, there is a risk that such digital assets could be considered to be the property of Galaxy Prime and, in the event of our bankruptcy, customers could be treated as general unsecured creditors of Galaxy Prime with respect to these assets. In addition, if a customer elects to obtain margin financing Galaxy Prime, customer margin assets that have been rehypothecated by Galaxy Prime pursuant to an express contractual right to do so will not be treated as financial assets and would be considered the property of Galaxy Prime.
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

Table of Content
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
Legislative or regulatory changes or actions by the U.S. Congress, any U.S. federal or state agencies or foreign jurisdictions could restrict the use of one or more digital assets, the ability to enter into transactions referencing digital assets, validating or mining activity, the operation of digital asset networks or digital asset trading platforms in a manner that adversely affects our business.
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
At times, the leadership of the SEC, at least under the prior administration, took the view that the digital assets ecosystem requires more explicit regulatory oversight and that the SEC should have more explicit regulatory authority over the digital assets ecosystem. Moreover, the SEC under the prior administration pursued a number of enforcement actions against market participants across the digital assets ecosystem based on alleged violations of existing laws and regulations. See “—Risks Related to Our Operations—A determination that a digital asset is a “security,” or that an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock.” The SEC under the prior administration also took steps to interpret its existing authorities as covering various digital asset activities.

Table of Content
Although the current administration is taking a different approach to regulating the digital asset industry, if enacted, current proposed rules would likely impose additional regulatory requirements with respect to the trading in, custody and storage of digital assets and could lead to additional regulatory oversight of the digital assets ecosystem more broadly.
There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets, including the Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act) which was signed into law in July 2025 and established the first comprehensive regulatory scheme for payment stablecoins in the United States. Other related bills continue to be contemplated in the relevant committees, as well as the full House of Representatives and Senate. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and those held by us specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on our business and the market price of our Class A common stock.
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
Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, and the U.S. Department of Treasury have each noted the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. Other U.S. regulators and agencies, including OFAC, FinCEN and the DOJ have taken regulatory or enforcement actions to attempt to limit the ability of bad actors in blockchain transactions, up to and including criminal charges. Additional regulatory action with respect to privacy-enhancing digital assets is possible in the future.
Legal or regulatory changes or interpretations of our existing and planned activities (including those of our subsidiaries or our portfolio companies), including the mere buying and selling of digital assets, could require the registration or licensing of us and/or our subsidiaries in additional, costly and constraining capacities, such as a money services business under the regulations promulgated by the FinCEN under the authority of the Bank Secrecy Act, the BitLicense scheme adopted by the NYDFS, the DFAL in California, or pursuant to applicable current or future laws and regulations or the laws of other jurisdictions, and would therefore require us and/or our subsidiaries to comply with applicable regulatory, licensing, examination and supervision requirements. See “Item 3. Legal Proceedings” for more information.
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

Table of Content
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
Many of the digital assets and transactions referencing digital assets in which we facilitate trading are subject to regulatory authority by the CFTC. Any fraudulent or manipulative trading activity in such an instrument could subject us to increased regulatory requirements, regulatory scrutiny, regulatory enforcement, and litigation.
Commodity interests, as such term is defined by the U.S. Commodity Exchange Act of 1936 (“CEA”) and CFTC rules and regulations, including certain futures contracts, options on futures contracts, options on non-security commodities, swaps and retail leveraged commodity transactions (among other instruments), are subject to more extensive supervisory oversight by the CFTC, including registrations of entities engaged in, and platforms offering, commodity interest transactions. The CFTC takes the view that it has wide jurisdiction over derivatives referencing many digital commodities. Our subsidiary, GDL, is a registered swap dealer, and regularly engages in dealing activity in swaps As a result, GDL is subject to additional regulatory requirements, including, but not limited to, capital requirements, margin requirements, risk management requirements, supervision requirements, business conduct standards, and transaction reporting requirements. Our customers may face additional costs for transactions with us (such as certain requirements related to margin posting and collection) that may make those customers less willing to trade swaps with us.
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
Furthermore, the CFTC and the SEC have jointly adopted regulations defining “security-based swaps,” which include swaps based on single securities and narrow-based indices of securities. If a digital asset is deemed to be a security, certain transactions referencing that digital asset could constitute a security-based swap. To the extent that transactions we engage in involving digital assets are deemed to fall within the definition of a security-based swap, we may be subject to additional registration requirements, regulatory requirements and oversight by the SEC, and could be subject to judicial or administrative sanctions, particularly if we had not previously treated such transactions as being security-based swaps. We are not currently registered with the SEC in any capacity on the basis of security-based swap activity and could be subject to enforcement actions if we were found to have failed to timely register.
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
Any failure to adequately comply with applicable CFTC and/or SEC rules and requirements may result in investigation and enforcement actions. Such actions could result in injunctions, cease and desist orders and revocation of existing licenses, as well as civil monetary penalties, fines, and disgorgement, as well as reputational harm. The CFTC has previously brought enforcement actions against entities engaged in digital asset activities for failure to obtain appropriate exchange or intermediary registrations.

Table of Content
The AI industry is subject to developing and evolving regulatory frameworks globally, which are expected to become increasingly complex as AI continues to evolve, and our efforts to, or our failure or inability to comply with, these regulations or regulatory action against us could adversely affect our results of operations, financial condition or business.
The rapid pace of innovation in the field of AI has led to developing and evolving regulatory frameworks globally, which are expected to become increasingly complex. U.S. and foreign regulators and lawmakers have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. In Europe, the EU AI Act enacted in 2024 aims to ensure AI systems are safe, respect fundamental rights, and foster innovation, while also establishing a risk-based approach to AI regulation, with bans on certain AI practices and specific requirements for high-risk applications. This regulatory framework is expected to have a material impact on the way AI is regulated in the EU, and it remains unclear how other jurisdictions will follow. Following the EU AI Act, Colorado passed a Consumer Protections for Artificial Intelligence bill introducing state-level oversight of “high-risk” AI systems, which mirrors language and several provisions appearing in the EU AI Act. In the U.S., there is ongoing tension between the states and the federal government over how best to regulate the use of AI. It is possible that new laws and regulations will be adopted in the U.S. and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted, in ways that would affect our operations. We may be unable to anticipate or respond to these changes, and may need to expend additional resources to adjust our offerings where legal frameworks diverge. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
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
Cybersecurity incidents and cyberattacks are occurring globally with increasing frequency and severity and are likely to continue to escalate. The digital asset and AI industries are a particular target for cybersecurity incidents, which may occur through intentional or unintentional acts by individuals or groups having authorized or unauthorized access to our systems or our clients’ or counterparties’ information, which may include confidential information. These individuals or groups include employees, vendors and customers, as well as hackers and other threat actors. The information and technology systems used by us and our service providers, and other third parties, are vulnerable to damage or interruption from, among other things: hacking, ransomware, malware and other computer viruses; denial of service attacks; network failures; computer and telecommunication failures; phishing attacks; business email compromise; credential‑stuffing; social engineering (including deepfakes/voice cloning); infiltration by unauthorized persons; security breaches; usage errors by their respective professionals; power outages; terrorism; software supply-chain compromises; and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes.
We and our third party service providers have experienced cybersecurity incidents in the past, and expect to experience cybersecurity incidents in the future. While we take efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, and contract with third-party service providers to take similar steps, we have experienced cybersecurity breaches in the past, and there can be no assurance that our safety and security measures (and those of our third-party service providers) will prevent damage to, or interruption or breach of, our information systems, data (including personal data, confidential information, and intellectual property) and operations. We have recently taken steps to expand and enhance our cybersecurity controls and practices and, as cybersecurity-related threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Nevertheless, it is possible we could suffer an impact or disruption that could materially and adversely affect us. Our operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of our employees, or otherwise, and, as a result, an unauthorized party may obtain access to our accounts, private keys, data, or digital assets. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, hybrid and remote work arrangements by our

Table of Content
employees, service providers and other third parties can increase cybersecurity risks due to the use of less secure systems and environments. Controls employed by our information technology department and our customers and third-party service providers, including cloud vendors, could prove inadequate. If an actual or perceived breach of any of our digital asset accounts occurs, the market perception of our effectiveness could be harmed.
We may also be required to publicly disclose material cybersecurity incidents, which could exacerbate the adverse impact of such incidents. Public announcements regarding any cybersecurity-related incidents and any steps we take to respond to or remediate such incidents may be perceived by securities analysts or investors to be negative, and could, among other things, have a substantial adverse effect on the price of our common stock. Further, any publicized security problems affecting our businesses or those of third parties with whom we are affiliated or otherwise conduct business may discourage consumers from doing business with us, which could have a material and adverse effect on our business, financial condition and results of operations. Cybersecurity incidents can also result in regulatory investigations or enforcement actions, litigation (including securities litigation or consumer class actions), contractual claims and indemnity demands from customers and partners, and increased costs associated with security enhancements, incident response, business interruption, and remediation.
It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminals’ intent to commit cybercrime, and these efforts may not be successful in anticipating, preventing, detecting or stopping attacks, or reacting in a timely manner. The increasing sophistication and resources of cybercriminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. Such threats may see their frequency increased, and effectiveness enhanced, by the use of artificial intelligence and other new computing technologies, including quantum computing, or other developments which could result in a compromise or breach of the algorithms we or our authorized third parties use or have used to encrypt and protect data. Further, cybersecurity risks may be heightened as a result of ongoing global conflicts. Additionally, we cannot guarantee that our insurance coverage would be sufficient or available on commercially reasonable terms; coverage may be subject to significant deductibles, exclusions (including war, terrorism, and certain nation‑state activities), sublimits, or other limitations. Furthermore, our insurance coverage may not extend to all risks we face, including all AI-related risks, and may not cover us for all losses for errors or omissions caused by AI.
To the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees may increase. Third-party risks may include insufficient security measures, concentration risk in key cloud and infrastructure providers, software supply‑chain vulnerabilities, data location uncertainty, and the possibility of data storage in jurisdictions where laws, security measures or other controls may be inadequate or in which there are uncertainties regarding governmental intervention and use of such data, and our ability to monitor our third-party service providers’ data security practices may be limited. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, they are limited in nature and we cannot guarantee that such agreements will prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data (including personal data) or enable us to obtain adequate remediation or any reimbursement from our third-party service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in or related to a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our third-party solutions. Such compromise could harm our reputation, subject us to legal claims and additional costs and expenses and otherwise materially and adversely affect our business, results of operations, and financial condition.
The security of the information and technology systems used by us and our service providers may continue to be subjected to cybersecurity threats that could result in material failures or disruptions in our business. If these systems are compromised, become inoperable for extended periods of time or cease to function properly, we or a service provider may have to make a significant investment to fix or replace them. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in operations and result in a failure to maintain the security, confidentiality or privacy data and of sensitive data, including personal information relating to stockholders (and the beneficial owners of stockholders). Such a failure could harm our reputation, subject us to legal claims and otherwise materially and adversely affect our business, results of operations and financial condition.

Table of Content
We collect and process sensitive customer data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as have an adverse effect on our business.
We collect and process sensitive data, including personal data related to our customers and their transactions, such as their names, addresses, trading data, tax identification, and bank account information. We also process personal data about prospective customers, website visitors, employees, contractors, and other business contacts. Such data may include government-issued identifiers, financial account details, precise geolocation, and other information classified as “sensitive” under applicable laws. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our customers’, employees’, and service providers’ personal data. We face risks to our reputation in the handling and protection of this data, and these risks will increase as our business continues to expand.
We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. Nonetheless, our controls, training, and governance may not prevent all improper handling, over-collection, misclassification, misconfiguration, or unauthorized sharing of personal data by us or our service providers, or failures to honor preferences, opt-outs, or other data subject rights. Risks related to cybersecurity incidents are discussed in “—Cybersecurity incidents and other issues related to our information systems, technology and data may affect us materially and adversely.”
To the extent that the measures we or our third-party service providers or business partners have taken prove to be insufficient or inadequate, we may become subject to litigation, regulatory or administrative inquiries or sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of customers. If our own confidential business information or sensitive customer information were improperly disclosed, our business could be adversely affected. Additionally, a party who obtains or is provided with unauthorized access to customer information or other proprietary data, could, among other effects, cause interruptions in our operations, or expose customers to hacks, viruses, and other disruptions.
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
We are subject to stringent and rapidly evolving laws, rules, regulations, policies, industry standards and contractual obligations regarding data, privacy and information security and may be subject to additional related laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.
We and our third-party service providers are subject to a variety of federal, state, local, and international laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including Section 5 of the Federal Trade Commission Act, the Gramm-Leach Bliley Act and the California Consumer Privacy Act (“CCPA”). The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer or otherwise process certain types of personal data and to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder.
Numerous U.S. states have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and other processing of state residents’ personal data. For example, the CCPA requires covered businesses such as ours to, among other things, provide disclosures to individuals in California, and affords such individuals privacy rights such as the ability to opt-out of certain sales of personal data and expanded rights to access and require deletion of their personal information, opt out of certain personal data sharing, and receive detailed information about how their personal data is collected, used, and shared. The CCPA also prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their CCPA rights and imposes severe civil penalties and statutory damages as well as a private right of action for certain data breaches

Table of Content
that result in the loss of personal information. Over a third of other U.S. states have enacted, and many others are also in the process of enacting or considering, comprehensive state-level data privacy and security laws.
The effects of the CCPA and other comprehensive state or federal privacy laws and other future changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant and may require us to modify our data processing practices and policies and could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation.
Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, as certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Compliance with these divergent and frequently updated requirements may be costly.
The NYDFS also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and were significantly amended in 2023, and which require banks, insurance companies and other financial services institutions regulated by the NYDFS, to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity regulation adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct ongoing, comprehensive risk assessments. Further, on an annual basis, each institution is required to submit a certification of compliance or acknowledgement of noncompliance and remediation with these requirements. We may in the future become subject to such NYDFS regulations and requirements, which could subject us to additional investigations and examinations of our compliance programs and increased penalties for violations. Other jurisdictions are also adopting sectoral cybersecurity and operational resilience regimes that may affect similar activities.
We make public statements about our use, collection, disclosure and other processing of personal data through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any failure or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, or any compromise of security that results in theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data, sensitive data or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or individuals, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify or restrict our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may face particular privacy, data security, and data protection risks as our business expands into the U.K. and the EU in connection with the GDPR and other data protection regulations.
Our presence in, and customers from, the U.K. and the EU subjects us to the EU General Data Protection Regulation and its U.K. equivalent (collectively, “GDPR”), which regulates the collection, control, sharing, disclosure, use and other processing of personal data and imposes stringent data protection requirements with significant penalties, and the risk of civil litigation, for non-compliance. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, security breach notifications and the security and confidentiality of personal data. Under the GDPR, fines of up to €20 million in the EU (£17.5 million in the U.K.) or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR regulates transfers of personal data out of the European Economic Area (the “EEA”) or the U.K.to third countries that have not been found to provide adequate protection to such personal data, including the United States,

Table of Content
and requires appropriate transfer mechanisms and, in some cases, transfer impact assessments and supplementary measures.
The mechanisms that we and many other companies rely upon for such data transfers (for example, standard contractual clauses) are the subject of legal challenge, regulatory interpretation, and judicial decisions. If we are unable to implement a valid mechanism for personal data transfers from Europe and the U.K., we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe and the U.K. Inability to export personal data may also: restrict our activities outside Europe and the U.K.; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe and the U.K.; and/or require us to increase our processing capabilities within Europe and the U.K. at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations—any or all of which could adversely affect our operations or financial results.
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
The expansion and complexity of laws and regulations in the EU like the Digital Operational Resilience Act, the ePrivacy Directive, and the Data Act, as well as in other jurisdictions across the globe may increase our compliance costs and require changes to our processes and operations. These regulations could increase our costs of operations and introduce technological challenges which could adversely affect our business, results of operations, financial condition, and prospects.
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

Table of Content
Failure to maintain comprehensive records of written communications, especially those conducted through off-channel means (such as personal phones, private email accounts, or other devices), poses significant risks for us. Inadequate recordkeeping violates regulatory requirements set forth by the SEC. The inability to produce complete and accurate records during examinations can result in enforcement actions, fines, or even revocation of registration. For example, in prior years, the members of the staff of the SEC’s Division of Enforcement raised whether off-channel communications were appropriately captured. In February 2024, we received termination letters concluding these investigations without charges, but there is no assurance that we will not be subject to SEC inquiries, investigations or enforcement actions in the future. See “Item 3. Legal Proceedings.”
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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property and other proprietary rights and technology. The steps we take to protect our intellectual property rights might not be sufficient to effectively prevent third parties from infringing, misappropriating, diluting, or otherwise violating our intellectual property rights or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We make business decisions about when to seek patent protection for a particular technology, obtain trademark or copyright protection and when to rely upon trade secret protection, and the approach we select might ultimately prove to be inadequate. We will not be able to protect our intellectual property rights, however, if we do not detect unauthorized use of our intellectual property rights. We also might fail to maintain or be unable to obtain adequate protections for some of our intellectual property rights in the United States and some non-U.S. countries, and our intellectual property rights might not receive the same degree of protection in non-U.S. countries as they would in the United States because of the differences in non-U.S. patent, trademark, copyright, and other laws concerning intellectual property and proprietary rights. In addition, if we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Our trademarks might also be opposed, contested, circumvented or found to be unenforceable, weak or invalid, and we might not be able to prevent third parties from infringing or otherwise violating them or using similar marks in a manner that causes confusion or dilutes the value or strength of our brand.
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

Table of Content
In addition, we might need to expend significant resources to apply for, maintain, enforce and monitor our intellectual property rights and such efforts might be ineffective and could result in substantial costs and diversion of resources. An adverse outcome in any such litigation or proceedings might expose us to a loss of our competitive position, significant liabilities, and damage to our brand, or require us to seek licenses that might not be available on commercially acceptable terms, if at all.
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

Table of Content
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
Our business is highly dependent on maintaining effective information technology systems as well as the integrity and timeliness of the data we use to serve our customers, support our partners, and operate our business. It is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information we collect to be incomplete, or contain inaccuracies that our customers regard as significant. Because of the large amount of data that we collect and manage, if our data were found to be inaccurate or unreliable, or became inaccessible, whether due to failures, errors, or other reasons, or if we or any of our third-party service providers, especially our third-party dialing and routing software systems, were to fail to effectively maintain such information systems and data integrity, we could experience operational disruptions. Such disruptions may impact our customers, individuals and partner teams, and hinder our ability to provide services, establish appropriate pricing, retain and attract customers, establish reserves, report financial results timely and accurately and maintain regulatory compliance.
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
Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during a pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition. In addition, certain of our third-party service providers are required to notify us if they experience a security breach or unauthorized disclosure of certain personal information, or, in some cases, confidential data or information of ours or our billers, partners or customers, and their failure to timely notify us of such a breach or disclosure may cause us to incur significant costs or otherwise harm our business. Additionally, we may make critical transactions on behalf of our customers, and any errors, defects or other infrastructure problems could result in damage to such consumers. These customers could seek significant compensation from us for their losses and our insurance policies may be insufficient to cover a claim. Even if unsuccessful, this type of claim may be time-consuming and costly for us to defend.
Furthermore, prolonged interruption in the availability, or reduction in the speed or other functionality, of our systems, products or services could materially harm our reputation and business. Frequent or persistent interruptions in accessing our systems and services could cause customers to believe that our systems and services are unreliable, leading them to switch to our competitors or to avoid our systems and services, and could permanently harm our reputation and business.
Connectivity and interoperability among technologies is becoming increasingly important. As a result, we must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs. Failure to do so may present compliance

Table of Content
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
While we have business continuity, disaster recovery policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Furthermore, if such failures, interruptions or security breaches are not detected immediately, their effect could be compounded. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats and our use of third-party service providers with access to our systems and data. As a result, cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyberattacks or security breaches of our networks, systems or devices, or those that our customers or third-party service providers use to access our products and services, could result in customer attrition, financial and trading losses, reputational damage, reimbursement or other compensation costs, and/or remediation costs, any of which could have a material adverse effect on our results of operations or financial condition.

Table of Content
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

Table of Content
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
As of December 31, 2025, our Founder owned shares of our Class A common stock and, indirectly through entities controlled by him, shares of our Class B common stock entitling him to approximately 49.2% of our total voting power.
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
GDI’s principal asset is its direct ownership of limited partnership units of GDH LP (“LP Units”). GDI has no independent means of generating revenue. GDH LP is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, the taxable income of GDH LP is allocated to holders of LP Units, including GDI. Accordingly, GDI incurs U.S. federal income taxes on its allocable share of any net taxable income of GDH LP. GDI also incurs expenses related to its operations, and has obligations to make payments under the Tax Receivable Agreement. Under the amended and restated limited partnership agreement of GDH LP (the “Amended LP Agreement”), GDH LP is generally required from time to time to make pro rata distributions in cash to GDI and the other holders of LP Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the U.S. federal income taxes on GDI’s and the other GDH LP limited partners’ respective allocable shares of the taxable income of GDH

Table of Content
LP. As the sole general partner of GDH LP, GDI intends to cause GDH LP to make distributions to the holders of LP Units in amounts sufficient to (i) cover all applicable taxes payable by GDI and the other holders of LP Units, (ii) allow it to make any payments required under the Tax Receivable Agreement, (iii) fund dividends to its stockholders in accordance with its dividend policy to the extent that its board of directors declares such dividends and (iv) pay its expenses.
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
Deterioration in the financial conditions, earnings or cash flow of GDH LP and its subsidiaries for any reason could limit or impair its ability to pay such distributions. Additionally, to the extent that GDI needs funds and GDH LP is restricted from making such distributions to GDI under applicable law or regulation or as a result of covenants in its debt agreements or otherwise, GDI may not be able to obtain such funds on terms acceptable to it, or at all, and, as a result, could suffer a material adverse effect on its liquidity and financial condition.
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

Table of Content
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
The market price and trading volume of our Class A common stock may be volatile and will likely continue to be subject to significant fluctuations in response to the risk factors described in this Annual Report and others beyond our control, including:
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

Table of Content
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
There can be no assurance that an active trading market on the TSX or Nasdaq for our Class A common stock will be maintained or develop. The lack of a liquid market for our Class A common stock could also result from the relatively small percentage of our Class A common stock that is beneficially owned by public shareholders and available for trading, with a relatively large percentage of our Class A common stock beneficially owned by holders of LP Units (and therefore not available for trading absent the redemption or exchange of such LP Units). If an active market does not develop or is not maintained, you may have difficulty selling any shares of our Class A common stock that you own. An inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to acquire or make investments in companies, products or technologies for which we may issue equity securities to pay for such acquisition or investment. In the absence of an active trading market relatively small sales may result in a significant negative effect on the price of our Class A common stock.
The market price of our Class A common stock may be subject to downward pressure due to redemptions or exchanges of LP Units for shares of Class A common stock, exercises of outstanding options, exchanges of Exchangeable Notes or from additional issuances of our Class A common stock.
The majority of the economic interest in GDH LP remains represented by LP Units and each GDH LP limited partner may redeem all or a portion of their LP Units for newly issued shares of Class A common stock (or, if we elect, cash of equivalent value) on a one-for-one basis with the number of LP Units redeemed. At our option, we may also effect a direct exchange of such LP Units for shares of Class A common stock (or, if we elect, cash of equivalent value). Upon any such redemption or exchange, shares of Class B common stock held by GDH LP limited partners will be cancelled on a one-for-one basis with every LP Unit redeemed or exchanged. As and to the extent LP Units are redeemed or exchanged for newly issued shares of Class A common stock, the economic interest of then-current holders of our Class A common stock will decrease proportionately (though the direct economic interest of the Company in GDH LP will increase proportionately). Such redemptions or exchanges would increase the market supply of Class A common stock, which could lead to a decrease in the market price of Class A common stock, especially since it is foreseeable that many redemptions or exchanges may closely precede sales, and could result in significant dilution for holders of our Class A common stock.
Furthermore, GDH LP issued $500 million aggregate principal amount of 3.00% Exchangeable Senior Notes due 2026 (the “2026 Exchangeable Notes”) on December 9, 2021, $402.5 million aggregate principal amount of 2.500% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes”) on November 25, 2024 and $1.30 billion aggregate principal amount of 0.50% Exchangeable Senior Notes due 2031 (the “2031 Exchangeable Notes” and, together with the 2026 Exchangeable Notes and the 2029 Exchangeable Notes, the “Exchangeable Notes”) on October 30, 2025. From time

Table of Content
to time and subject to the terms of the indentures governing the Exchangeable Notes, the Exchangeable Notes are exchangeable for shares of our Class A common stock at the option of the holders thereof. The maximum number of shares of our Class A common stock issuable upon the exchange of all outstanding 2026 Exchangeable Notes, all 2029 Exchangeable Notes and all 2031 Exchangeable Notes is approximately 74.2 million, subject to certain adjustments as set forth in the indentures. On or after September 15, 2026 and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2026 Exchangeable Notes, in multiples of $250,000 principal amount, at their option at any time. On or after September 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2029 Exchangeable Notes, in multiples of $250,000 principal amount, at their option at any time. On or after February 1, 2031, and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2031 Exchangeable Notes, in multiples of $1,000 principal amount, at their option at any time. Holders may exchange their 2026 Exchangeable Notes, 2029 Exchangeable Notes and 2031 Exchangeable Notes prior to the close of business on the business day immediately preceding September 15, 2026, September 1, 2029, and February 1, 2031, respectively, only under certain circumstances. As of December 31, 2025, there was $2,147.5 million in principal outstanding of the Exchangeable Notes. To the extent that we elect to settle exchanges of the Exchangeable Notes in whole or in part in shares of Class A common stock, it will result in a dilution of the value of a stockholder’s interests in our Class A common stock, and any such dilution may be material. Similarly, if we issue additional shares of Class A common stock, then-current holders of Class A common stock will be diluted. For example, on October 17, 2025, we issued 9,027,778 shares of Class A common stock as part of the October Private Placement. The potential for the issuance of additional shares of our Class A common stock could have a material adverse effect on the market price of our Class A common stock.
Substantial future sales of shares of our Class A common stock in the public market could cause the market price of our Class A common stock to fall.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. If GDH LP limited partners or any holders of our Class A common stock (or LP Units that are redeemable or exchangeable for our Class A common stock) sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after any legal restrictions on resale lapse, the market price of our Class A common stock could substantially decline. As of December 31, 2025 our Founder owned, indirectly through entities controlled by him, shares of our Class A common stock and Class B common stock entitling him to approximately 49.2% of our total voting power. If our Founder alone were to sell a substantial portion of the shares he beneficially owns, it could cause the market price of our Class A common stock to decline.
In addition, we have filed registration statements to register (i) shares of Class A common stock reserved for future issuance under our equity incentive plans, (ii) shares of Class A common stock issuable upon the redemption or exchange of outstanding LP Units and upon the exchange of outstanding Exchangeable Notes and (iii) the offer and sale from time to time of shares of Class A common stock issued in a private placement in October 2025 (the “October Private Placement”). All of the shares of Class A common stock issuable upon the exercise of stock options or vesting and settlement of restricted stock units will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144 under the Securities Act.
In the future, we may issue additional shares of Class A common stock or other equity or debt securities convertible into or exercisable or exchangeable for shares of our Class A common stock in connection with a financing, strategic investment, litigation settlement or employee arrangement or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
If we are deemed to be an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
We do not believe that we are an “investment company,” as such term is defined in the Investment Company Act. As the sole general partner of GDH LP, we control and operate GDH LP. On that basis, we believe that our interest in GDH LP is not an “investment security” as that term is used in the Investment Company Act. However, if we were to cease participation in the management of GDH LP, our interest in GDH LP could be deemed an “investment security” for purposes of the Investment Company Act. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act. In order to ensure that we are not deemed to be an investment company, we may be limited in the assets that we may continue to own and, further, may need

Table of Content
to dispose of or acquire certain assets at such times or on such terms as may be less favorable to us than in the absence of such requirement.
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

Table of Content
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
However, under the Amended LP Agreement, GDH LP is generally required from time to time to make pro rata distributions in cash to us and the other holders of LP Units at certain assumed tax rates in amounts that could be significant. See “We are required to pay GDH LP limited partners who redeem or exchange LP Units for shares of Class A common stock for certain tax benefits that we may claim, and the amounts that we may pay could be material.”
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

Table of Content
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
The timing and amount of any repurchases of Class A common stock by us are subject to a number of uncertainties.
In February 2026, our board of directors authorized a share repurchase program pursuant to which we announced our intention to repurchase up to $200 million of our outstanding shares of Class A common stock (the “Share Repurchase Program”) from time to time, using a variety of methods, through open market purchases, pre-paid puts or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. There is no assurance how many shares of Class A common stock we will repurchase, if any, or at what prices any purchases will be made.
The existence of the Share Repurchase Program could affect the price of our Class A common stock and could potentially reduce the market liquidity for our Class A common stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our Class A common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the Share Repurchase Program. Repurchasing our Class A common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects, and we may fail to realize the anticipated long-term stockholder value of any share repurchase program.
Furthermore, the Inflation Reduction Act, enacted on August 16, 2022, among other things, imposes a 1% non-deductible, excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. Although we do not currently expect such excise taxes to be material to us, any excise tax applicable to the repurchase programs described above may increase the cost of such repurchases and may cause us to reduce the number of shares repurchased.
Risks Related to Financial Reporting and Accounting
The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies on certain topics. If financial accounting standards undergo significant changes, our operating results could fluctuate.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. From time to time, regulators change the financial accounting and reporting standards governing the preparation of our financial statements or the interpretation of those standards. These changes are difficult to predict and can materially impact how we record and report our financial condition, results of operations, cash flows and other financial data. In some cases, we may be required to apply a new or revised standard retroactively or to apply an existing standard differently, also retroactively, in each case potentially resulting in a change to prior period financial statements and related disclosures, which could have a material adverse effect on the market price of our Class A common stock.
Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of digital assets and related valuation and revenue recognition. Moreover, a change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (ASU 2023-08): Accounting for and Disclosure of Crypto Assets (“ASU

Table of Content
2023-08”), which represents a significant change in how entities that hold digital assets will account for certain of those holdings. Previously, digital assets held were accounted for as intangible assets with indefinite useful lives, which required us to measure digital assets at cost less impairment. In fiscal year 2023, we adopted ASU 2023-08, which requires us to measure in scope digital assets held at fair value at each reporting date, with fair value gains and losses recognized through Net income. Fair value gains and losses can increase the volatility of our net income, especially if the underlying digital asset market is volatile.
Uncertainties in or changes to regulatory or financial accounting standards governing the preparation of our financial statements could result in the need to change our accounting methods and may retroactively affect previously reported results and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and our business, operating results, and financial condition.
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

Table of Content
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
We are not currently required to publish a formal assessment of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and will not be required to do so until we file our second annual report on Form 10-K, and our independent auditors will be required to issue an attestation report on the effectiveness of our internal control over financial reporting when we file our second report on Form 10-K. We may incur significant expenses and devote substantial management effort in the process of ensuring compliance with the attestation requirements of the Sarbanes-Oxley Act.
When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of

Table of Content
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
We incur significant levels of legal, accounting and other expenses in respect of our status as a public company in Canada and in the United States. We are required to comply with, and incur the associated costs of compliance with, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations implemented by the SEC and Nasdaq. The expenses incurred by U.S. public companies generally for reporting and corporate governance purposes have been increasing. In addition, we are listed on the TSX, and as such, are subject to the listing requirements of the TSX, which impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting, as well as to Canadian securities laws, which require us to file reports and other information on SEDAR. Therefore, we are subject to multiple, and at times, competing, governance and reporting obligations. Compliance with these rules and regulations has increased our legal and financial compliance costs, has required us to hire additional personnel, and has made some activities more time consuming and costly. Our management has devoted, and will continue to devote, a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.
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
•prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
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
In addition, as a company in the digital assets industry, we may experience higher-than-anticipated operating expenses as well as higher independent auditor and consulting fees and may need to hire additional qualified personnel to continue to satisfy these public company requirements. We have expended considerable time and resources with respect to our compliance with public company regulations, and we will continue to incur significant expenses. If we are unable to satisfy

Table of Content
our obligations as a public company, we could be subject to de-listing of our Class A common stock on Nasdaq and/or the TSX, fines, sanctions or other detrimental regulatory actions or civil litigation.
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
Certain statutory provisions generally afforded to stockholders of a Delaware corporation are not applicable to us. For example, our amended and restated certificate of incorporation (our “Certificate of Incorporation”) contains a provision renouncing our interest and expectancy in certain corporate opportunities, such that any non-employee director of the Company, GDH LP or any of their respective subsidiaries do not have any duty to refrain from engaging in the same or similar business activities or lines of business as us. Our Certification of Incorporation provides that, to the fullest extent permitted by applicable law, we renounce our right to certain business opportunities, and that any such member of our board of directors has no duty to communicate or offer such business opportunity to us and is not liable to us or any of our stockholders for breach of any fiduciary or other duty under statutory or common law, as a director, officer or controlling stockholder, or otherwise, by reason of the fact that any such individual pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us.
In addition, pursuant to our Certificate of Incorporation, we have opted out of Section 203 of the DGCL with respect to certain existing shareholders (including our Founder), which prohibits a publicly-held Delaware corporation from engaging in a business combination transaction with an “interested stockholder” (as defined in Section 203 of the DGCL) for a period of three years after the interested stockholder became such interested stockholder unless such transaction fits within an applicable exemption, such as board approval of the business combination or the transaction in which resulted in such stockholder becoming an interested stockholder.
Further, pursuant to the director nomination agreement with GGI (the “Director Nomination Agreement”), GGI has the right to nominate one director to our board of directors for so long as GGI continues to beneficially own at least 25% of our Class A common stock. This right will be deemed to have been exercised for so long as our Founder remains on our board of directors. As the sole owner of GGI, our Founder is able to designate himself or another nominee for election to our board of directors, provided that the right of any director designated by our Founder to serve on a committee is subject to applicable laws and Nasdaq independence rules.
Provisions in our organizational documents and Delaware law, and certain rules imposed by regulatory authorities, might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our Class A common stock.
Our organizational documents contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include:
•the ability of our board of directors to amend our amended and restated bylaws which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt;

Table of Content
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
General Risk Factors
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

Table of Content
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
Adverse economic conditions or other developments affecting financial institutions could adversely affect our industry and business.
Our performance is subject to general economic conditions, and their impact on the cryptoeconomy, markets and our customers. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. Adverse general economic conditions have impacted in the past, and may impact in the future, the cryptoeconomy, although the extent of such impacts remains uncertain and dependent on a variety of factors, including market adoption of digital assets, global trends in the cryptoeconomy, central bank monetary policies, instability in the global banking system, volatility and disruptions in the capital and credit markets, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and digital asset markets. For example, in the past, the capital and credit markets have experienced extreme volatility and disruptions, resulting in steep declines in the value of digital assets. To the extent general economic conditions and digital assets markets materially deteriorate or decline for a prolonged period, our ability to generate revenue and to attract and retain customers could suffer and our business, operating results and financial condition could be adversely affected. Moreover, even if general economic conditions were to improve following any such deterioration, there is no guarantee that the cryptoeconomy would similarly improve.
In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silvergate Capital Corp. announced it would wind down operations and liquidate Silvergate Bank. Soon after, the FDIC was appointed receiver of Silicon Valley Bank and Signature Bank. We have in the past deposited funds with Signature Bank and Silvergate Bank and although Galaxy did not experience any losses or other material impact from our banking relationships with Silvergate Bank and Signature Bank, to the extent that we have deposited funds with banking institutions that fail and are not otherwise protected, we would lose the amount of our deposits over the then current FDIC insurance limit. The loss of our deposits could reduce the amount of cash we have available to operate our business and have an adverse impact on our investment and trading strategies, the value of our assets, the value of any investment in us, financial condition and results of operations.

Table of Content
We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism or global conflict that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, severe weather, fire, power shortages, and other events beyond our control. Further, acts of terrorism, labor activism or unrest, global conflict and other geo-political unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. For example, the continued conflict between Ukraine and Russia and the evolving conflict in the Middle East is likely to continue to create, impacts on global economic markets that are unpredictable. Furthermore, certain Galaxy operations are headquartered in Israel, with primary offices located in Tel Aviv. Approximately 75 Galaxy employees are physically located in Israel, a number of whom have military reserve service obligations. There has been no material impact from the ongoing conflict in the Middle East on our operations in the region. Galaxy management is monitoring the situation including implementing business continuity plans to mitigate future potential risk.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Our management and board of directors recognize the critical importance of maintaining the trust and confidence of our customers, partners, and employees, including the importance of managing cybersecurity risks, and we have integrated these policies and procedures into our overall risk management systems and processes. While everyone at our company is expected to play a part in managing cybersecurity risks, our board of directors, as discussed in more detail under “—Governance” below and key members of our senior management team, are involved in the oversight of our information security program. Our information security program is based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards, and is integrated into our overall enterprise risk management program. We utilize an overarching framework to address enterprise information security governance, which seeks to protect information assets and systems against attacks and incidents while establishing appropriate security as a priority for our information technology infrastructure and throughout the product development process. Our information security team, including a team of dedicated engineers, and certain cross-functional employees routinely assess material risks from cybersecurity threats, and assess and update our cybersecurity risk management program in response to emerging trends and changes in our operations. We also engage third parties, including consultants and auditors, to evaluate the effectiveness of our risk management program, control environment, and cybersecurity practices through security audits, penetration testing, and other engagements.
Our information security program is managed by our Chief Technology Officer (“CTO”), who reports to our Chief Operating Officer and oversees a team responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our foundational security engineering, governance risk and compliance, product security and security operations teams report to our CTO and provide regular updates on significant or potentially significant threats and incidents. Our CTO has over 25 years of experience serving in information security and technology roles at financial services and technology companies.
Our information security program includes an incident response program that coordinates activities across multiple teams in responding to cybersecurity incidents in accordance with a defined Incident Management Policy. This program is

Table of Content
designed to detect, analyze, and escalate cybersecurity events, and includes a cybersecurity incident response team responsible for containment and recovery activities, and a crisis response team to liaise with business stakeholders, secure priority resources, and validate completion of any post-incident activities. In addition, we have established an executive security risk management committee composed of senior representatives of our legal, finance, information security, product, and marketing teams, which meets on a quarterly basis to review our information security program and any noteworthy developments in the quarter. Finally, we coordinate internal simulations of cybersecurity incidents periodically to test the processes we have established.
We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. We conduct initial due diligence on the cybersecurity profile of our vendors as they are onboarded and provide continuous monitoring of critical third-party infrastructure and monitor any known breaches of those third-party systems. We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. We also provide regular, mandatory training for our personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats and to communicate our evolving information security policies, standards, processes and practices.
Although we are subject to ongoing and evolving cybersecurity threats, over the past fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents we have experienced from time to time, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, operating results, or financial condition. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report.
Cybersecurity Governance
With oversight from our board of directors, the Audit Committee is primarily responsible for assisting our board of directors in fulfilling its ultimate oversight responsibilities relating to risk assessment and management, including relating to cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including processes and policies for determining risk tolerance, and reviews management’s strategies for adequately mitigating and managing identified risks, including risks relating to cybersecurity threat
The Audit Committee receives updates from members of management, including our CTO, on our cybersecurity risks periodically, and reviews metrics about cyber threat response preparedness, program maturity milestones, risk mitigation status, and the current and emerging threat landscape. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity threats or incidents, as well as any incidents with lesser impact potential.
The Audit Committee reports periodically to our board of directors regarding its activities, including those related to key cybersecurity risks, mitigation strategies, and ongoing developments. The board of directors also receives updates from our CTO on our cyber risk management program and other matters relating to our data privacy and cybersecurity approach, including risk mitigations to bolster and enhance our data protection and data governance framework. Members of our board of directors receive presentations that include cybersecurity topics and the management of key cybersecurity risks from our CTO as part of the continuing education of our board of directors on topics that impact public companies.
Item 2. Properties
Our principal offices are located in a leased office at 300 Vesey Street, New York, New York, 10282 and consist of approximately 45,927 square feet. We use this facility for administration, sales and marketing, technology and development and professional services. As of December 31, 2025, other primary properties included our Helios data center campus in the panhandle region of West Texas and office spaces in Dallas, London, Hong Kong, Israel and the Bahamas.
We believe that our office facilities are adequate to meet our needs for the immediate future. We continue to evaluate our real estate strategy to accommodate expansion of our operations.

Table of Content
Item 3. Legal Proceedings
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
LUNA matters: On March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve civil claims related to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. As of December 31, 2025 and December 31, 2024, the Company had accrued a legal provision of $151 million and $182 million, respectively. The accrued amounts include the impact of discounting the estimated cash flows at a rate of approximately 4.3%. The undiscounted settlement was $200 million and payable between 2025 and 2028, with a payment of $40 million in each of 2025 and 2026, and a payment of $60 million in each of 2027 and 2028. Under the terms of the settlement, Galaxy also agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
In December 2022, a proposed class action was filed in the Ontario Superior Court of Justice against GDH Ltd., our Chief Executive Officer and our former Chief Financial Officer asserting various claims including alleged misrepresentations relating to our public disclosure regarding investments and trading in the LUNA digital asset. The class action purports to be brought on behalf of a proposed class of persons and entities who acquired our securities on the secondary market from May 17, 2021 to and including May 6, 2022. The class action seeks unspecified damages and various declaratory relief, including leave to proceed with the right of action for misrepresentation under statutory securities provisions. These proceedings are still in early stages and have not been certified to proceed as a class action. The plaintiff’s motion for leave and certification is scheduled to be heard in June 2026. Based on the stage of the case, the outcome remains uncertain, and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
See “Item 1A. Risk Factors—Risks Related to our Operations—We or our subsidiaries and affiliates are and may continue to be subject to substantial litigation, including individual and class action lawsuits, and regulatory risks” for additional information about the risks related to the LUNA matters.
Item 4. Mine Safety Disclosures
Not applicable.

Table of Content
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock trades on The Nasdaq Stock Market LLC (“Nasdaq”) and the Toronto Stock Exchange (the “TSX”) under the symbol “GLXY.”
Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of December 31, 2025, there were 67 holders of record of our Class A common stock and 7 holders of record of our Class B common stock. These numbers do not include beneficial owners whose shares are held by nominees in street name.
Dividend Policy
We have not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of our capital stock. We currently intend to retain future earnings for use in the operation of our business, to facilitate strategic acquisitions, to repurchase our common stock or other securities, or to repay indebtedness, and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
Stock Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or Securities Act.
The graph below compares the cumulative total return to stockholders of our Class A common stock between May 16, 2025 (the date our Class A common stock commenced trading on Nasdaq) and December 31, 2025 relative to the Nasdaq Composite Index and the Nasdaq U.S. Benchmark Financial Services Index. The graph assumes the investment of $100 in our Class A common stock at the closing sale price of $22.80 per share on May 16, 2025, and in each index and assumes the reinvestment of dividends, if any.
Prior to the Reorganization Transactions (as defined herein), Galaxy Digital Holdings Ltd.’s (“GDH Ltd.”) ordinary shares were traded on the TSX. On May 16, 2025, subsequent to the Reorganization Transactions, the Company succeeded GDH Ltd. as the TSX-listed entity, and the Company’s Class A common stock began also trading on Nasdaq under the ticker “GLXY.”
The historical data shown below should not be considered an indication of potential future stock price performance.

Table of Content
Comparison of Total Return
Assumes Initial Investment of $100
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our Class A common stock during the three months ended December 31, 2025.
Item 6. [Reserved]
None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K (“Annual Report”). Some of the information contained in this Annual Report includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
The following discusses financial conditions and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. Discussion of financial conditions and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus filed with the SEC on December 19, 2025.

Overview
Galaxy is a global financial services and infrastructure company focused on digital assets and high performance computing (“HPC”). We aim to facilitate efficient access and adoption of digital assets by institutional clients through our Global Markets and Asset Management & Infrastructure Solutions businesses within our Digital Assets segment. We also develop, and will in the future operate, HPC data center infrastructure to meet the rising global demand for reliable power and scalable compute capacity driven by accelerated artificial intelligence (“AI”) growth.
Our Digital Assets operating business segment provides new products and capabilities such as staking, margin-based financing and active exchange-traded-funds. Galaxy has relationships with more than 1,600 trading counterparties spanning both crypto-native and traditional finance, with approximately $12.3 billion in assets across our platform as of December 31, 2025.
In October 2025, we launched GalaxyOne, which is a retail financial technology platform designed for individual investors seeking access to both traditional and digital markets. Its core offerings include access to an FDIC-insured high-yield demand deposit account offered by our bank partner Cross River Bank for U.S.-based depositors and a debt security issued by Galaxy Digital LP and guaranteed by GDH LP for U.S. accredited investors, as well as seamless access to U.S. commission-free equities and crypto trading via our regulated partners DriveWealth and Paxos, respectively. Earned monthly interest, paid into the GalaxyOne cash account provided by Cross River Bank, is available for optional reinvestment into bitcoin or other supported crypto assets.
We are also leveraging our experience in developing and operating industrial scale bitcoin mining infrastructure into HPC data center infrastructure.
Our full suite of services spans across two operating business segments: Digital Assets and Data Centers.
Our Digital Assets operating business segment includes:
•Our Global Markets business, which provides over-the-counter (“OTC”) spot and derivatives trading, lending, and structured products, as well as mergers and acquisitions (“M&A”) advisory and equity and debt capital markets services.
•Our Asset Management & Infrastructure Solutions business encompasses our investment management division and blockchain infrastructure products and services, with approximately $12.3 billion in assets across the platform as of December 31, 2025. Our Asset Management business manages a diverse suite of ETF and Alternatives strategies, taking the investing DNA that has been core to Galaxy since our founding and externalizing it for institutional allocators and individuals. Our Infrastructure Solutions business enables our clients to participate in an increasingly on-chain and decentralized future through staking, tokenization and custodial technology.
Our Data Centers operating business segment develops, and will in the future operate, HPC infrastructure to meet the growing demand for large-scale, power-ready facilities in the AI/HPC industry. Galaxy’s Helios data center campus, located in the panhandle region of West Texas, is developing the first 133 megawatts (“MW”) of critical IT load, utilizing approximately 200 MW of gross power capacity, for CoreWeave, Inc. (“CoreWeave”) under a 15-year lease agreement

(the “Lease Agreement”) entered into in April 2025. The retrofit of Helios will be completed in phases, with the full 133 MW of critical IT load expected to be delivered by the end of the first half of 2026. In total, the Electric Reliability Council of Texas (“ERCOT”) has approved over 1.6 gigawatts (“GW”) of gross power capacity at our Helios campus. In addition to the initial 200 MW described above, 600 MW of this gross power capacity will support the incremental 393 MW of critical IT load leased to CoreWeave under the Phase II (the “Phase II Lease”) and Phase III (the “Phase III Lease”) leases pursuant to the Lease Agreement, and is expected to be delivered starting in 2027. The remaining 830 MW of approved power capacity remains available to be contracted.
Our operating business segments are supplemented by our Treasury and Corporate segment, which includes Galaxy’s diversified portfolio of digital assets, venture, private equity, and fund investments.
Financial and Operational Highlights
•Galaxy generated Net income (loss) of $(241.3) million, $346.7 million and $228.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
•Galaxy generated Adjusted EBITDA of $33.7 million for the year ended December 31, 2025, compared to Adjusted EBITDA of $715.4 million for the year ended December 31, 2024.1
•Total equity as of December 31, 2025 was $3.0 billion, an increase of 38% from $2.2 billion as of December 31, 2024.
•In August 2025 and January 2026, Galaxy and CoreWeave entered into the Phase II Lease and Phase III Lease, respectively, which together are expected to increase CoreWeave’s contracted capacity at the Helios data center campus to 526 MW of critical IT load by 2028.
•On August 15, 2025, Galaxy Helios I LLC (“Galaxy Helios I”) entered into a credit agreement (the “Credit Agreement” and, together with the related transaction documents, the “Project Financing Documents”) with Deutsche Bank AG providing for a senior secured term loan facility in an aggregate principal amount of up to $1.4 billion (the “Loan Amount”) to finance the first phase of the build-out of our Helios data center campus (the “Project Financing”).
Our Business Model
Galaxy’s business generates revenue through a variety of channels, creating a diversified and resilient cash flow base that is not directly correlated to any single asset, token, or business line. Within the Digital Assets operating business segment, the Global Markets business earns revenue from spreads on client trades, net interest income from lending activities, and fees from M&A and capital raising transactions. Galaxy’s Asset Management & Infrastructure Solutions business generates management and performance fees on assets under management, fees on assets staked to our validator nodes and licensing fees from institutions who leverage our proprietary self-custody technology.
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
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our business. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Adjusted EBITDA is a non-GAAP
1 See the section titled “Non-GAAP Financial Measures” below for a reconciliation of Net Income / (loss) to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

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
This non-GAAP financial measure does not have any standardized meanings prescribed by GAAP and may not be comparable to similar measures presented by other companies in our industry. This non-GAAP financial measure has been prepared by, and is the responsibility of, Galaxy’s management, and has not been audited or reviewed by our independent registered public accounting firm. You should not place undue reliance on this non-GAAP financial measure.
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, Net income / (loss):

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Year ended December 31, 2025
Net income / (loss)	$193,886	$(1,098)	$(434,137)	$(241,349)
Add back:
Equity based compensation	38,584	2,580	24,355	65,519
Notes interest and other expense	—	—	59,247	59,247
Tax expense / (benefit)	—	—	(29,330)	(29,330)
Depreciation and amortization expense	14,606	1,251	18,212	34,069
Mining related impairment loss / loss on disposal	—	—	95,056	95,056
Unrealized (gain) / loss on notes payable – derivative	—	—	35,544	35,544
Reorganization and reorganization merger costs	—	—	8,687	8,687
Settlement expense	—	—	8,933	8,933
Other (income) / expense, net	(325)	—	(2,380)	(2,705)
Adjusted EBITDA	$246,751	$2,733	$(215,813)	$33,671

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Year ended December 31, 2024
Net income / (loss)	$47,008	$(7,497)	$307,211	$346,722
Add back:
Equity based compensation	54,823	—	30,921	85,744
Notes interest and other expense	—	—	38,333	38,333
Tax expense / (benefit)	—	—	(16,939)	(16,939)
Depreciation and amortization expense	11,446	7,497	27,937	46,880
Mining related impairment loss / loss on disposal	—	—	—	—
Unrealized (gain) / loss on notes payable – derivative	—	—	31,727	31,727
Settlement expense	—	—	182,462	182,462
Reorganization and reorganization merger costs	—	—	3,244	3,244
Other (income) / expense, net			$(2,773)	(2,773)
Adjusted EBITDA	$113,277	$—	$602,123	$715,400

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
Adoption of digital assets
The launch of Bitcoin ETFs in 2024 coupled with a shift in U.S. government policy in 2025 enabled wider institutional adoption of bitcoin and other digital assets through increased market access and regulatory clarity. The initially retail-driven adoption of cryptocurrencies has evolved to include institutional holders, utilizing digital assets as both a store of value and for commercial applications. According to the National Cryptocurrency Association 2025 State of Crypto Holders Report, the number of U.S. cryptocurrency owners was over 55 million, or one in five Americans. Additionally, in a report released by EY Parthenon in March 2025, 83% of institutional investors intended to increase their allocations to digital assets in 2025. Moreover, bitcoin’s trailing five-year compounded annual growth rate reached 24.8% as of December 31, 2025. However, historical trends are not indicative of future adoption, and it is possible that the adoption of digital assets and blockchain technology may slow, take longer to develop, or never be broadly adopted, which would negatively impact our business and operating results.
Strategic acquisitions and investments
We intend to continue to use our scale, expertise, and balance sheet to identify and execute on acquisitions across our business lines. A series of acquisitions has diversified our product offerings and revenue sources. This includes the acquisition of the Helios bitcoin mining facility and its operations from Argo Blockchain in December 2022. In February 2023, we completed the acquisition of GK8, a developer of secure technology solutions for self-custody of digital assets by institutions, from the Chapter 11 bankruptcy estates of Celsius Network, LLC and its affiliated debtors in possession. In July 2024, we acquired the assets of CMF, a blockchain node operator that provides trusted, secure services to decentralized protocols across the digital assets ecosystem. In December 2024, we acquired Fierce, a financial application software provider that we relaunched in October 2025 as GalaxyOne. Any such acquisitions of, or investments in, companies with complementary products and technologies may affect our future operating results.
Regulation in U.S. and international markets
Our financial prospects and continued growth depend in part on our ability to continue to operate in a manner compliant with regulations. Our business is subject to the oversight of numerous regulatory agencies in the U.S. and other jurisdictions, including, but not limited to, FinCEN, the Securities and Exchange Commission (“SEC”) and the Commodities Futures Trading Commission (“CFTC”). Many of these agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Our strategy is to continue to invest significantly in our finance, legal, compliance, and security functions in order to remain at the forefront of digital asset policy initiatives and regulatory trends. We primarily service institutional customers potentially mitigating some of the compliance risks. However, as the industry matures, we may experience fluctuations in our operating results as a result of changes in the laws and regulations that are applicable to our business.
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
•Interest income: The return that is earned from digital assets and fiat currencies lent to counterparties.
Gains / (losses) from operations
•Net gain / (loss) on digital assets: Realized and unrealized gains / (losses) from changes in the fair value of digital assets that are measured using fair value in accordance with our accounting policies. This includes net gains resulting from the return of Digital intangible assets borrowed and Collateral payable. Digital assets borrowed and Collateral payable digital asset liabilities each contain an embedded derivative that is valued based on the market prices of the underlying digital assets; certain corresponding Digital intangible assets may be held at the lower of cost or lowest observable fair value. Upon repayment of the digital asset loans, the impaired digital intangible assets have a lower carrying value than the liabilities and a gain is recorded on extinguishment of the Digital asset loans payable. Other digital asset balances such as Digital assets receivable, digital assets posted as collateral, and Digital assets loans receivable, net of allowance are also measured at the fair value of the underlying digital assets and the resulting fluctuations are also included in Net gain / (loss) on digital assets.
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
Results of Operations
Below is a discussion of our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. The results of operations presented below should be reviewed in conjunction with Galaxy’s consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Year ended December 31, 2025 Compared to Year ended December 31, 2024
The following table presents our results of operations for the Years Ended December 31, 2025 and 2024.

	Year ended December 31
(in millions)	2025	2024	$ Change	% Change
Revenues	$60,406.7	$42,596.7	$17,810.1	42%
Gains / (losses) from operations	948.9	1,161.1	$(212.2)	(18)%
Revenues and gains / (losses) from operations	61,355.7	43,757.8	17,597.9	40%
Operating expenses:
Transaction expenses	60,175.8	42,409.9	17,766.0	42%
Impairment of digital assets	753.7	331.9	421.8	127%
Compensation and benefits	299.9	265.6	34.3	13%
General and administrative	182.9	279.3	(96.4)	(35)%
Technology	46.9	30.5	16.4	54%
Professional fees	75.0	51.1	24.0	47%
Notes interest expense	59.2	30.8	28.4	92%
Total operating expenses	61,593.5	43,399.1	18,194.5	42%
Other income / (expense):
Unrealized gain / (loss) on notes payable – derivative	(35.5)	(31.7)	(3.8)	(12)%
Other income / (expense), net	2.7	2.8	(0.1)	(4)%
Total other income / (expense)	(32.8)	(29.0)	(3.9)	(13)%
	$(270.7)	$329.8	$(600.5)	(182)%
Income taxes expense / (benefit)	(29.3)	(16.9)	(12.4)	(73)%
Net income / (loss)	$(241.3)	$346.7	$(588.1)	(170)%

Year ended December 31, 2024 Compared to Year Ended December 31, 2023

The table below presents our results of operations for the Years Ended December 31, 2024 and 2023.

	Year ended December 31
(in millions)	2024	2023	$ Change	% Change
Revenues	$42,596.7	$51,626.8	$(9,030.1)	(17)%
Gains / (losses) from operations	1,161.1	582.9	$578.3	99%
Revenues and gains / (losses) from operations	43,757.8	52,209.6	(8,451.8)	(16)%
Operating expenses:
Transaction expenses	42,409.9	51,494.1	(9,084.2)	(18)%
Impairment of digital assets	331.9	98.3	233.6	238%
Compensation and benefits	265.6	219.3	46.3	21%
General and administrative	279.3	58.4	220.9	378%
Technology	30.5	20.1	10.4	52%
Professional fees	51.1	38.1	13.0	34%
Notes interest expense	30.8	27.3	3.5	13%
Total operating expenses	43,399.1	51,955.5	(8,556.4)	(16)%
Other income / (expense):
Unrealized gain / (loss) on notes payable – derivative	(31.7)	(9.6)	(22.1)	(230)%
Other income / (expense), net	2.8	(0.1)	2.9	(2,900)%
Total other income / (expense)	(29.0)	(9.7)	(19.2)	(198)%
	$329.8	$244.4	$85.4	35%
Income taxes expense / (benefit)	(16.9)	15.9	(32.9)	207%
Net income / (loss)	$346.7	$228.5	$118.2	52%

Revenues and gains from operations
Revenue

	Year ended December 31
(in millions)	2025	2024	Change	% Change
Digital assets sales	$59,850.9	$42,155.9	$17,694.9	42%
Fees	158.6	103.2	55.4	54%
Blockchain rewards	220.0	180.8	39.1	22%
Proprietary mining	14.5	63.3	(48.8)	(77)%
Revenues from contract with customers	$60,244.0	$42,503.2	$17,740.6	42%

Blockchain rewards from non-customers(1)	14.9	8.0	7.0	88%
Interest income	147.9	85.5	62.4	73%
Total revenues	$60,406.8	$42,596.7	$17,810	42%

	Year ended December 31
(in millions)	2024	2023	Change	% Change
Digital assets sales	$42,155.9	$51,488.1	$(9,332.2)	(18)%
Fees	103.2	50.8	52.4	103%
Blockchain rewards	180.8	5.7	175.1	3072%
Proprietary mining	63.3	33.1	30.2	91%
Revenues from contract with customers	$42,503.2	$51,577.7	$(9,074.5)	(18)%

Blockchain rewards from non-customers(1)	8.0	1.0	7.0	700%
Interest income	85.5	48.1	37.4	78%
Total revenues	$42,596.7	$51,626.8	$(9,030.1)	(17)%
______________
(1)Includes blockchain rewards earned from decentralized finance protocols and third-party staking infrastructure.
Total revenues were $60.4 billion, an increase of $17.8 billion, or 42% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in total revenues for the year ended December 31, 2025 was primarily driven by a $17.7 billion increase in Digital assets sales. Galaxy recognizes revenue from transactions with customers, which include centralized trading platforms, and the corresponding Digital assets sales cost, on a gross basis because of its role as principal in sales and purchases of digital intangible assets. The significant volume of Galaxy’s digital intangible asset transactions results in significant Digital assets sales revenue with corresponding significant digital asset sales cost reflected in Transaction expenses. As a result, the magnitude of changes in Revenue on the Company’s statement of operations overshadow other parts of the business, but are predominantly offset by Transaction expenses in Net income.
Digital assets sales increased for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a significant trade executed in the third quarter of 2025 of 80,000 BTC and supplemented by higher average prices of digital assets during 2025. Digital assets sales associated with external customer facing trades are reflected in the Digital Assets segment.
Sales of bitcoin, ether and tether made up 85% and 88% of Digital assets sales for the years ended December 31, 2025 and 2024, respectively. Approximately 53% of Digital assets sales revenue for the year ended December 31, 2025 was comprised of the sale of bitcoin, compared to 58% of Digital assets sales revenue for the year ended December 31, 2024. Approximately 13% of Digital assets sales revenue for each of the years ended December 31, 2025 and 2024 were comprised of the sale of ether.
Fees revenue was $158.6 million, an increase of $55.4 million, or 54%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. For the year ended December 31, 2025, the increase was primarily attributable to the investment banking fees earned from us acting as placement agent in a private placement (the “Forward PIPE Transaction”) by Forward Industries, Inc., a global design company that initiated a Solana focused treasury strategy (“Forward Industries”), as well as additional asset management fees earned during the year due to increased assets under management. The increase was partially offset by the cessation of mining hosting contracts at the Helios site during the first quarter of 2025 in anticipation of the data center conversion. As a result, no mining hosting revenue was generated for the year ended December 31, 2025, as compared to mining hosting revenue of $31.6 million during the year ended December 31, 2024.
Blockchain rewards from customers were $220.0 million, an increase of $39.1 million, or 22%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was attributable to both increased assets under stake and a higher average price of digital assets during the majority of 2025. Galaxy launched proof of stake (“PoS”) validation infrastructure services (reflected within the Digital Assets segment) in late 2023 to which third party and proprietary digital assets may be bonded on PoS networks to generate blockchain rewards. The delegation of staked digital assets to Galaxy-operated validation infrastructure by a number of digital assert treasury companies starting in the second quarter of 2025 contributed to the increased Blockchain rewards from customers earned in the year ended December 31, 2025 as compared to the year ended December 31, 2024. The net portion of the blockchain rewards retained by Galaxy earned on third party digital assets bonded to Galaxy validator nodes was between 5% and 10% as of December 31, 2025. Blockchain rewards generated by the Digital Assets segment on Treasury and Corporate digital assets are eliminated on consolidation within the Treasury and Corporate segment. Blockchain rewards earned from non-customers are primarily generated from participation in various decentralized finance protocols. The yield generated from these activities are primarily driven by the value of the underlying digital asset at the time of receipt and the various incentives provided by the protocols to participants.
Proprietary mining was $14.5 million, a decrease of $48.8 million, or 77%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease for the year ended December 31, 2025 was attributable to the cessation of proprietary mining at the Helios site at the end of the first quarter of 2025 and to lower hash price that resulted from the halving of the bitcoin network in April 2024. Mining activities are reflected within the Treasury and Corporate segment.
Interest income was $147.9 million, an increase of $62.4 million, or 73%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily attributable to the increased size of the loan book. The average loan book size for the year ended December 31, 2025 was $1,794.8 million compared to $639.9 million for the year ended December 31, 2024. Interest income related to external lending activities is reflected within the Digital Assets segment.
Gains / (losses) from operations

	Year ended December 31
(in millions)	2025	2024	Change	% Change
Net gain / (loss) on digital assets	$742.4	$634.6	$107.8	17.0%
Net gain / (loss) on investments	(122.5)	258.8	$(381.3)	(147.3)%
Net gain / (loss) on derivatives trading	329.0	267.8	$61.3	22.9%
Net gain / (loss) from operations	$948.9	$1,161.1	$(212.2)	(18)%

	Year ended December 31
(in millions)	2024	2023	Change	% Change
Net gain / (loss) on digital assets	$634.6	$333.5	$301.1	90.3%
Net gain / (loss) on investments	258.8	97.8	$161.0	164.6%
Net gain / (loss) on derivatives trading	267.8	151.6	$116.2	76.6%
Net gain / (loss) from operations	$1,161.1	$582.9	$578.2	99%
Net gain / (loss) on digital assets was $742.4 million for the year ended December 31, 2025, compared to a Net gain / (loss) on digital assets of $634.6 million for the year ended December 31, 2024. The net gain on digital assets during the year ended December 31, 2025 was driven by net gains of approximately $557.0 million on bitcoin including associated DeFi assets, net gains of approximately $161.4 million on SOL, including associated DeFi assets as well as restricted tokens, and net gains of approximately $70.3 million on ether including associated DeFi assets, partially offset by net losses of approximately $62.6 million on certain restricted digital assets, and net losses of approximately $18.6 million on digital assets receivable. Galaxy transacts significantly in and holds net long positions predominantly in bitcoin and ether, which decreased in value by 6% and 11%, respectively, in the year ended December 31, 2025. The net gain or loss on digital assets not measured at fair value depends on the difference in value of the underlying digital asset between the time of recognition and derecognition. Net gain on digital financial assets in the year ended December 31, 2025 was driven by increased valuations for the majority of the year for digital assets from Galaxy’s net borrowed positions in these assets, which include certain tokenized financial instruments. Net gain / (loss) on digital assets is reflected in both the Digital Assets and Treasury and Corporate segments depending on the underlying activity.
The primary drivers for the net gains and losses on digital assets were as follows:

	Year ended December 31
(in millions)	2025	2024	Change	% Change
Net gain/(loss) on digital intangible assets measured at fair value	$(64.3)	$214.6	$(278.9)	(130.0)%
Net gain/(loss) on digital intangible assets not measured at fair value (1)	778.2	428.9	349.3	81.4%
Net gain/(loss) on digital financial assets measured at fair value(2)	28.6	(8.9)	37.5	n/m
Net gain/(loss) on digital assets	$742.4	$634.6	$107.8	17.0%

	Year ended December 31
(in millions)	2024	2023	Change	% Change
Net gain/(loss) on digital intangible assets measured at fair value	$214.6	$288.7	$(74.1)	(25.7)%
Net gain/(loss) on digital intangible assets not measured at fair value (1)	428.9	32.9	396.0	1,203.6%
Net gain/(loss) on digital financial assets measured at fair value(2)	(8.9)	11.8	(20.7)	(175.4)%
Net gain/(loss) on digital assets	$634.6	$333.4	$301.2	90.3%
_______________
(1)Includes gain on derecognition of impaired digital assets.
(2)Includes gains and losses on tokenized financial assets such as U.S. Treasuries as well as tokenized variable debt tokens.
Net loss on investments was $(122.5) million for the year ended December 31, 2025, compared to a Net gain on investments of $258.8 million for the year ended December 31, 2024. The net loss for the year ended December 31, 2025 was primarily attributable to net unrealized losses on investments in Forward Industries, Bitcoin ETFs, CPO, and Xapo, partially offset by net realized gains primarily attributable to CPO and Bitcoin ETFs. Net gains and losses on proprietary investments are reflected in the Treasury and Corporate segment.
Net gain on derivatives trading was $329.0 million, an increase of $61.3 million, or 23%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. Derivatives trading gains include proprietary trading and hedging activities. The increase for the year ended December 31, 2025 was primarily attributable to $22.3 million and $19.7 million increases of realized and unrealized gains on settled and unsettled equity securities and foreign currencies derivatives, respectively. These gains were partially offset by a decrease of $6.0 million in realized and unrealized gains on settled and unsettled interest rate derivatives. Net gain / (loss) on derivatives is reflected in both the Digital Assets and Treasury and Corporate segments dependent on the underlying activity.

Net derivative gain represents gains / (losses) from settled derivative trades and gains / (losses) on open derivatives. It was driven by the following free-standing derivatives:

	Year ended December 31, 2025
(in thousands)	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading
Digital assets(1)	$70,688	$180,776	$251,464
Foreign currencies	(1,208)	19,496	18,288
Interest rates	333	885	1,218
Equity securities	12,312	30,156	42,468
Commodities	1,747	13,850	15,597
Total	$83,872	$245,163	$329,035
________________
(1)Galaxy actively hedged its exposure to restricted digital assets and digital asset receivables, which contributed $77.2 million to Net derivative gain in the year ended December 31, 2025.

	Year ended December 31, 2024
(in thousands)	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading
Digital assets(1)	$(47,514)	$284,087	$236,573
Foreign currencies	1,535	(2,911)	(1,376)
Interest rates	(3,116)	10,341	7,225
Equity securities	(4,912)	25,083	20,171
Commodities	(642)	5,818	5,176
Total	$(54,649)	$322,418	$267,769
_______________
(1)Galaxy actively hedged its exposure to restricted digital assets and digital asset receivables, which contributed $44.2 million to Net derivative gain in the year ended December 31, 2024.

	Year ended December 31, 2023
(in thousands)	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading
Digital assets(1)	$(1,112)	$145,618	$144,506
Foreign currencies	569	(4,405)	(3,836)
Interest rates	3,283	(5,177)	(1,894)
Equity securities	5,160	306	5,466
Commodities	(7)	(810)	(817)
Other	—	8,158	8,158
Total	$7,893	$143,690	$151,583
_______________
(1)Galaxy actively hedged its exposure to restricted digital assets and digital asset receivables, which contributed $(12.2) million to Net derivative loss in the year ended December 31, 2023.

Operating expenses
Transaction expenses

	Year ended December 31
(in millions)	2025	2024	Change	% Change
Digital assets sales costs	$59,790.0	$42,102.4	$17,687.5	42%
Blockchain reward distributions	178.9	130.3	48.6	37%
Borrowing costs	158.0	100.8	57.3	57%
Mining costs	8.1	47.6	(39.5)	(83)%
Other transaction expenses	40.8	28.7	12.1	42%
Transaction expenses	$60,175.8	$42,409.8	$17,766.0	42%

	Year ended December 31
(in millions)	2024	2023	Change	% Change
Digital assets sales costs	$42,102.4	$51,441.2	$(9,338.8)	(18)%
Blockchain reward distributions	130.3	2.6	127.7	4912%
Borrowing costs	100.8	18.2	82.6	454%
Mining costs	47.6	20.8	26.9	129%
Other transaction expenses	28.7	11.4	17.3	152%
Transaction expenses	$42,409.8	$51,494.2	$(9,084.3)	(18)%

Digital assets sales costs were $59.8 billion, an increase of $17.7 billion, or 42%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This was primarily driven by increased trade volumes resulting from a significant trade execution in the third quarter of 2025, supplemented by higher average digital asset prices in 2025. Digital assets sales costs must be analyzed in conjunction with Impairment of digital assets and Net gain/(loss) on digital assets. Digital assets sales costs associated with external customer facing trades are reflected in the Digital Assets segment.
Blockchain reward distributions were $178.9 million, an increase of $48.6 million, or 37%, for the year ended December 31, 2025, compared to $130.3 million for the year ended December 31, 2024. Galaxy launched validators in 2023 (reflected within the Digital Assets segment) to which third party and proprietary digital assets may be bonded on PoS networks to generate blockchain rewards. Blockchain reward distributions represent the staking rewards earned on third party assets staked on Galaxy validators which are passed on to the third parties, net of the fees which Galaxy charges. The delegation of staked digital assets to Galaxy-operated validation infrastructure by a number of digital assert treasury companies starting in the second quarter of 2025 contributed to the increased Blockchain rewards and associated Blockchain reward distributions in the year ended December 31, 2025 as compared to the year ended December 31, 2024. The net portion of the Blockchain rewards retained by Galaxy earned on third party digital assets bonded to Galaxy validator nodes, including the CPO, was between 5% and 10% as of December 31, 2025. Blockchain reward distributions generated by the Digital Assets segment on Treasury and Corporate digital assets are eliminated on consolidation within the Treasury and Corporate segment.
Borrowing costs were $158.0 million, an increase of $57.3 million, or 57%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to higher average borrowing volumes supporting increased operational activity.
Mining costs were $8.1 million, a decrease of $39.5 million, or 83%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was attributable to the cessation of mining hosting contracts during the first quarter of 2025 and the elimination of proprietary mining at the Helios site at the end of the first quarter of 2025 in anticipation of the data center conversion.

Other transaction expenses were $40.8 million, an increase of $12.1 million, or 42%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. Other transaction expenses include exchange, custodial and trading fees, which are primarily driven by trading volume.
Impairment of digital assets was $753.7 million, an increase of $421.8 million, or 127%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily attributable to the mix of digital intangible assets with which the Company transacted; specifically, higher exposure to digital assets which convey enforceable rights to Galaxy over the underlying assets, such as digital assets from many decentralized finance protocols and wrapped tokens, during the year ended December 31, 2025, as compared to the same period last year, resulted in higher impairment as the associated assets typically do not qualify for fair value treatment under ASU 2023-08. Impairment of digital assets includes expense associated with digital intangible assets held at lower of cost or market that were sold during the period and those digital intangible assets still held by Galaxy at the end of the period. Sales of impaired digital assets generate net gain on digital assets for the difference between the sale price and the carrying value of the asset.
Compensation and benefits were $299.9 million, an increase of $34.3 million, or 13%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase for the year ended December 31, 2025 was due to an increase in headcount.
General and administrative expenses were $182.9 million, a decrease of $96.4 million, or 35%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease for the year ended December 31, 2025 was primarily driven by the legal settlement expense of $182.5 million incurred in 2024, partially offset by $87.3 million of impairment on proprietary mining equipment and infrastructure. Depreciation and amortization of $34.1 million was included in General and administrative expenses for the year ended December 31, 2025, which decreased by $12.8 million compared to $46.9 million for the year ended December 31, 2024 due to the lower cost basis and write-off of mining equipment and infrastructure in connection with the data center conversion.
Net Income/(Loss)
Galaxy generated Net loss of $241.3 million for the year ended December 31, 2025, compared to Net income of $346.7 million for the year ended December 31, 2024, and Net income of $228.5 million for the year ended December 31, 2023, respectively. The primary driver of Net loss for the year ended December 31, 2025 was lower digital asset prices on the year. Galaxy transacts significantly in bitcoin which decreased in value by 6% during the year ended December 31, 2025, and ether which decreased in value by 11% during the year ended December 31, 2025.
The following table represents select financial data and a discussion of significant changes for the past eight quarters:

(in millions)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Net gain / (loss) on digital assets	$171.9	$453.8	$134.9	$(18.2)	$198.2	$112.0	$(22.0)	$346.4
Net gain / (loss) on investments	$(482.5)	$297.8	$195.4	$(133.2)	$284.0	$13.3	$(101.5)	$63.0

Quarter over quarter fluctuation
Bitcoin	(23)%	6%	30%	(12)%	48%	1%	(12)%	69%
Ether	(28)%	67%	36%	(45)%	28%	(24)%	(6)%	60%
Cryptocurrency market capitalization	(24)%	16%	24%	(18)%	51%	(4)%	(14)%	64%

Bitcoin price(1)	$87,509	$114,056	$107,144	$82,549	$93,429	$63,329	$62,678	$71,334
Ether price(1)	$2,967	$4,146	$2,486	$1,823	$3,333	$2,603	$3,433	$3,648
Cryptocurrency market capitalization(2)	$3,047,610	$3,993,636	$3,429,992	$2,766,428	$3,393,595	$2,250,803	$2,332,883	$2,702,110
_______________
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
Components of Financial Position
The following represents selected financial data and a discussion of significant changes.

	Year ended December 31
(in millions)	2025	2024	Change	% Change
Digital intangible assets(1)	$3,553.0	$2,568.6	$984.4	38%
Digital financial assets	988.6	359.7	628.9	175%
Digital asset loans receivable	1,078.9	579.5	499.4	86%
Assets posted as collateral — digital assets	200.1	277.1	(77.0)	(28)%
Digital assets receivable(1)	8.5	60.7	(52.2)	(86)%
Digital assets subtotal	5,829.1	3,845.6	$1,983.5	52%

Digital assets borrowed(1)	2,417.3	1,497.6	919.7	61%
Collateral payable — digital assets	1,960.9	1,324.7	636.2	48%
Digital asset liabilities subtotal	4,378.2	2,822.3	$1,555.9	55%

Investments(1)	1,732.3	1,643.5	88.8	5%
Property and equipment	1,423.1	237.0	1,186.1	500%

Total assets	$11,348.1	$7,119.9	$4,228.2	59%
Total liabilities	$8,313.3	$4,925.5	$3,387.8	69%
_______________
(1) Includes current and non-current portion.

As of December 31, 2025, our digital asset balances were $5.8 billion, an increase of $2.0 billion from December 31, 2024. This increase was driven by a significant increase in Digital financial assets, Digital assets borrowed to support increased operations, and an increase in digital asset collateral payable due to the increased size of our loan portfolio. These same drivers also drove the increase of $1.6 billion in our digital assets liabilities balances which totaled $4.4 billion as of December 31, 2025. The Company’s largest digital asset holding as of both December 31, 2025 and December 31, 2024 was bitcoin. For the year ended December 31, 2025, the price of bitcoin decreased by 6%.
Investments increased $88.8 million to $1.7 billion as of December 31, 2025. This increase was primarily due to investments in Forward Industries and Ripple Labs, Inc. (“Ripple Labs”). As of December 31, 2025, Galaxy’s largest investments were bitcoin and ether spot ETF investments of $535.8 million, limited partner interests in Galaxy-sponsored funds of $259.3 million, Ripple Labs of $217.1 million and Forward Industries of $88.2 million.
Property and equipment increased $1.2 billion to $1.4 billion as of December 31, 2025. The increase was primarily due to investment in AI/HPC infrastructure to build out our data center hosting facility at Helios in West Texas, partially offset by an $87.3 million impairment of mining equipment and related infrastructure and $12.3 million of disposals of mining equipment net carrying value associated with the data center conversion of our Helios campus. We capitalize costs, including direct labor and materials, associated with the development and construction of our AI/HPC data center infrastructure while the assets are being prepared for their intended use.
Total assets increased by $4.2 billion to $11.3 billion as of December 31, 2025, primarily due to the $1.2 billion increase in Property and equipment and $2.0 billion increase in digital assets balances described above.
Total liabilities increased by $3.4 billion for the year ended to $8.3 billion as of December 31, 2025, primarily due to the $0.9 billion and $0.6 billion increase in digital assets borrowed and digital asset collateral payable, respectively, as described above, as well as the approximately $1.3 billion in 2031 Exchangeable Notes issued in October 2025 (see discussion below).

Liquidity and Capital Resources
We have historically financed our operations primarily through our operating results, net proceeds from the sale of exchangeable senior notes, investments from private investors, and net proceeds from underwritten offerings.
We held $1.2 billion in cash and cash equivalents as of December 31, 2025, an increase of $784.1 million, or 169.7%, as compared to December 31, 2024. The following table provides a breakdown of the Company’s cash and cash equivalents balances by location:

	Year ended December 31
(in millions)	2025	2024
Digital asset trading platforms	77.5	64.7
Other financial institutions(1)	1168.7	397.4
Total	$1,246.2	$462.1
__________________
(1)Includes banks, other trading platforms, and broker-dealers
Working capital (current assets less current liabilities) was $3.2 billion and Total equity was $3.0 billion as of December 31, 2025, compared to working capital of $2.0 billion and Total equity of $2.2 billion as of December 31, 2024. The $840.4 million increase in Total equity during the year ended December 31, 2025 was primarily due to our public offerings of shares in June 2025 and October 2025, as well as the impact of the Reorganization Transactions. As of December 31, 2025 and December 31, 2024, we held total gross digital assets with a carrying value of $4.5 billion and $2.9 billion, respectively.
On October 30, 2025, Galaxy issued $1.3 billion (including $150 million issued upon the exercise in full of the initial purchasers’ option to purchase additional 2031 Exchangeable Notes) of 0.50% Exchangeable Senior Notes due 2031. From time to time and subject to the terms of the indenture governing the 2031 Exchangeable Notes, the 2031 Exchangeable Notes are exchangeable for shares of Class A common stock. We are utilizing the net proceeds from the offering to support the build-out of high-performance computing infrastructure at our Helios data center in West Texas and for general corporate purposes. See Note 19 of the Company’s consolidated financial statements included elsewhere in this Annual Report for additional information on the 2031 Exchangeable Notes.
On October 10, 2025, Galaxy entered into investment agreements with certain institutional investors for a $460 million private strategic investment in the Company’s Class A common stock (the “October Private Placement”), consisting of a purchase of 9,027,778 shares of Class A common stock from the Company and 3,750,000 shares of Class A common stock from certain of its executive officers, at $36.00 per share. The October Private Placement closed on October 17, 2025.
On August 15, 2025, Galaxy Helios I entered into the Credit Agreement with Deutsche Bank AG providing for a senior secured term loan facility in an aggregate principal amount of up to $1.4 billion. The intended use for this facility is to finance the construction and development of a data center project in Dickens County, Texas and related costs. As of December 31, 2025, the outstanding amount drawn under the Credit Agreement was $878.0 million, which is recognized within Notes payable in the Company’s consolidated statements of financial position. See Note 19 of the Company’s consolidated financial statements included elsewhere in this Annual Report for additional information on the Credit Agreement.
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
In November 2024, Galaxy issued $402.5 million of 2.500% Exchangeable Senior Notes due 2029. From time to time and subject to the terms of the indenture governing the 2029 Exchangeable Notes, the 2029 Exchangeable Notes are exchangeable for shares of Class A common stock. We are utilizing the net proceeds from the offering to support the build-out of high-performance computing infrastructure at our Helios data center in West Texas and for general corporate purposes. See Note 19 of the Company’s consolidated financial statements included elsewhere in this Annual Report for additional information on the 2029 Exchangeable Notes.

In April 2024, Galaxy raised C$169.4 million from a syndicate of underwriters, led by Canaccord Genuity Corp. Galaxy issued 12,100,000 ordinary shares pursuant to the transaction. We are utilizing the net proceeds for working capital and general corporate purposes.
In the general course of business, we make commitments to invest in our managed funds and to purchase equipment. From time to time, we receive cash inflows from our investments via strategic disposal and redemptions, as well as via distributions. On a net cash basis, we expect to continue to make investments in our sectors as we find compelling opportunities, balanced by conservatively managing our liquidity. As we grow our business, we expect our operating expenses to increase. In addition, we make investments in early-stage companies and coin networks in the digital assets space. Individual investments tend to be small but in the aggregate, these investments can constrain our liquidity. We consider our liquidity position and projected liquidity needs when committing to new investments.

	Year ended December 31
(in thousands)	2025	2024
Total assets	$11,348,081	$7,119,855
Total liabilities	$8,313,304	$4,925,503
Total equity	3,034,777	2,194,352
We may be required to return borrowed digital assets or counterparty collateral held to secure our loans receivable. As of December 31, 2025 and through the date of this filing, we have not experienced any difficulties meeting counterparty requests to return loans or collateral.
To meet our estimated capital expenditure requirements related to the conversion of the existing bitcoin mining infrastructure at our Helios campus to AI/HPC data center infrastructure, we will need to obtain additional debt, equity and/or equity-linked financing. The final terms and availability of any such financing will depend on various factors, including market conditions at the time. Beyond the Helios campus conversion, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to support working capital requirements for at least the next 12 months. We expect these sources will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, to general economic, financial, competitive, regulatory, and factors that are beyond our control. See “Risk Factors—Risks Related to our Operations—Our expansion into the AI/HPC data center business has required, and will continue to require, substantial additional capital. We may be unable to obtain additional financing for this or for other areas of business development on acceptable terms or at all” in this Annual Report. In the event there is insufficient working capital to support the growth of the business, we may sell digital assets to generate cash to meet obligations as they come due, or may exit all or a portion of an investment if an exit price is advantageous to us. We may also seek additional sources of financing in the future, including but not limited to, issuing equity, convertible notes or a debt facility.
On February 6, 2026, our board of directors authorized a share repurchase program to purchase up to $200 million of our Class A common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase shares of our outstanding Class A common stock from time to time through open market purchases, privately negotiated transactions, pre-paid puts or other methods in accordance with applicable securities laws and regulations. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion and will depend upon business, economic and market conditions, corporate, legal and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program has a term of 12 months, may be suspended, discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year ended December 31
(in thousands)	2025	2024	2023
Net cash provided by (used in) operating activities	(316,636)	(205,079)	(4,079)
Net cash provided by (used in) investing activities	(1,290,579)	(521,629)	(284,782)
Net cash provided by (used in) financing activities	2,391,352	872,201	63,370
Cash and cash equivalents for the year ended December 31, 2025 increased from $462.1 million to $1.2 billion. The Company utilized $1.3 billion for its investing activities, which was primarily due to purchases of investments of $2.6 billion and purchases of property, equipment and intangible assets of $1.2 billion partially offset by proceeds and distributions from investments of $2.6 billion. Net cash provided by financing activities was $2.4 billion primarily due to $851.2 million, net of costs, from share issuances and $2.1 billion of proceeds from Notes payable, net of issuance costs, partially offset by $311.5 million net cash used for margin loans payable. Operating activities utilized an additional $316.6 million.
Off-Balance Sheet Arrangements
As of December 31, 2025 and December 31, 2024, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial position.
Contractual Obligations and Commitments
The following table presents a summary of our contractual obligations as of December 31, 2025:

	Payments Due by Period
Contractual Obligations and Commitments	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Loans and collateral payable(1)	$4,450,065	$4,393,958	$56,107	$—	$—
Lease obligations	14,916	5,387	9,100	429	—
Notes payable	3,028,037	447,550	877,987	402,500	1,300,000
Data center commitments	529,775	529,775	—	—	—
Legal settlement	160,000	40,000	120,000	—	—
Other obligations(2)	129,315	80,092	49,223	—	—
Total Contractual Obligations and Commitments	$8,312,108	$5,496,762	$1,112,417	$402,929	$1,300,000
__________________
(1)Includes fiat and digital asset payables. Loans and collateral with terms of less than one year and those without a prespecified maturity date are included in the Less than 1 year category. However, these balances are generally extended and rolled into new loans and/or collateral.
(2)Includes obligations to fund capital commitments to six portfolio companies. Excludes other liabilities related to goods and services required in the ordinary course of business.

Refer to Note 18 of Galaxy’s consolidated financial statements included in this Annual Report for further information on our commitments and contingencies and Note 15 of Galaxy’s consolidated financial statements for further information on the Company’s lease obligations.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. In preparing the consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
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
The Company values Level 1 and Level 2 assets and liabilities using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company utilizes unobservable pricing inputs and assumptions in determining the fair value of its Level 3 assets and liabilities. These unobservable pricing inputs and assumptions may differ by asset/liability and in the application of valuation methodologies. The Company’s reported fair value estimates could vary materially if different unobservable pricing inputs and other assumptions were used; or for applicable assets/liabilities, if the Company only used a single valuation methodology instead of assigning a weighting to different methodologies. Key unobservable inputs that have a significant impact on the Company’s Level 3 valuations are described in Note 12 of the Company’s consolidated financial statements. Due to the wide range of investments we hold, no single individual input is the primary driver of the fair value of the investments on a portfolio basis. However, while it is not an input to the determination of the fair value of the Level 3 investments, in general, there is a strong correlation of the fair value of our Level 3 investments with the overall market values of digital assets such as bitcoin and ether, as the majority of our Level 3 investments are in companies within the digital asset industry. Fair values of Level 3 assets and liabilities may be supported by limited or no market activity within the periods presented.
Impairment
The Company recognizes certain Digital intangible assets at cost less applicable impairment charge. Impairment exists when the carrying amount exceeds its fair value. The fair value for Digital intangible assets is determined using available pricing on the principal market for the respective digital assets.
The Company also recognizes impairment on property and equipment when facts and circumstances indicate that the carrying amounts may not be recoverable. Impairment testing of property and equipment held for use requires determining recoverability based on undiscounted estimated future cash flows, and if the undiscounted cash flows are less than the carrying amounts, the fair value of those assets. This process involves significant judgment. The most significant property and equipment the Company holds relate to its bitcoin mining and AI/HPC leasing operations. The Company estimates the future cash flows related to its property and equipment using a number of key inputs, including but not limited to bitcoin price, bitcoin network difficulty, power cost, cash flows from hosting arrangements, and cash flows from leasing contracts. While no individual input is the most significant driver of the fair value of our mining operation and AI/HPC leasing operations, a significant decline in market value of bitcoin and/or the estimated residual value of our data center infrastructure would likely result in an impairment of our property and equipment.
Allowance for credit losses
The Company’s calculation of allowance for credit losses involves judgment in applying various assumptions including valuation of collateral, loss in value of collateral, and the Company’s ability to liquidate collateral in an event of default. Most of the Company’s loans are over collateralized, and the Company has the ability to request additional collateral to maintain a required loan to value ratio. The Company uses the practical expedient under ASC 326-20-35-6 to estimate credit losses based on the fair value of the collateral. The Company further estimates the probability of default for each counterparty. A rapid loss in value of collateral assets or a significant increase of the probability of default could affect the Company’s estimate of expected credit losses. For example, a reduction in the price of digital assets by 20% or an increase in probability of default by 100% would decrease / increase the allowance for credit losses by $0.2 million or $1.1 million as of December 31, 2025, respectively.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk associated with changes in the market value of assets and liabilities resulting from broad market movements, such as changes in the general level of interest rates, equity prices, foreign exchange rates, and commodity prices. The Company’s material market risks are outlined below.
Digital Asset Price Risk
We have invested a significant portion of our capital in digital assets. This includes Digital intangible assets, Digital financial assets, Digital asset loans receivable, net of allowance, Assets posted as collateral, Digital assets receivable, and Derivative assets. Offsetting our digital assets balances, we have digital asset related liabilities including Collateral payable, Digital assets borrowed, and Derivative liabilities. As discussed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, while the majority of our digital assets are measured at fair value starting from January 1, 2023, we continue to account for a material portion of our digital assets as indefinite-lived intangible assets, which are subject to impairment losses if the fair values of our digital assets decrease below their carrying values at any time since their acquisition. Our digital assets related liabilities are accounted for using the fair value of the underlying digital assets, and are sensitive to changes in market prices.
Management’s estimate of the effect of digital asset price risk on our Treasury and Corporate digital asset portfolio due to a +/- 20% change in the market prices of digital assets, with all other variables held constant, was +/- $184.0 million and $247.3 million as of December 31, 2025 and December 31, 2024, respectively.
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
Management’s estimate of the effect of equity price risk on investments due to a +/- 20% change in the market prices of our investments and investments sold short, with all other variables held constant, was +/- $334.5 million and $327.4 million as of December 31, 2025 and December 31, 2024, respectively.
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

Below is a list of digital asset trading platforms, including their location and type of collateral posted, where Galaxy posted more than a de minimis amount of risk margin as of December 31, 2025:

Entity	Entity Type	Entity Domicile	Collateral Type
Maple	Digital asset trading platform	Australia	Digital assets
Binance	Digital asset trading platform	Cayman Islands	Digital assets
Fidelity	Digital asset trading platform	United States	Digital assets
As of December 31, 2025, the total amount of digital assets on the digital asset trading platforms listed above was approximately $1.2 billion, of which $637.2 million was held at Maple, $282.6 million was held at Binance, and $255.6 million was held at Fidelity.
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
Some of these digital asset trading and digital asset derivatives platforms (collectively referred to in this Annual Report as “digital asset trading platforms”) are unregulated and are not subject to regulatory oversight. Furthermore, certain digital asset trading platforms engage in the practice of commingling their clients’ assets in omnibus platform wallets. When digital assets are commingled, transactions are not recorded on the applicable blockchain ledger but are only recorded by the digital asset trading platform. Therefore, there is risk around the occurrence of transactions or the existence of period end balances held at these digital asset trading platforms, and digital assets held at such digital asset trading platforms are subject to the risk of loss in the event of a bankruptcy, liquidation or similar event involving the trading platform.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Galaxy Digital Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Galaxy Digital Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and other comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of audit evidence pertaining to the existence of and rights to digital assets
As discussed in Note 6 to the consolidated financial statements, the Company recognizes a variety of digital assets on its consolidated statement of financial position. Digital assets that are financial assets and digital assets that are qualifying indefinite-lived intangible assets are measured at fair value. Digital assets that are indefinite-lived intangible assets that do not qualify for measurement at fair value are recorded at cost, less any impairment losses incurred. As of December 31, 2025, the carrying value of the Company’s digital assets was $4.5 billion. As discussed in Note 18 to the consolidated financial statements, the Company is obligated to safeguard certain digital assets held on behalf of its customers, which are not recognized on its consolidated statement of financial position. As such, the Company may be liable to its customers for losses arising from its failure to safeguard those digital assets from loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of December 31, 2025.
We identified the evaluation of the existence of and the rights to substantially all of the Company’s and its customers’ digital assets, including the risk that the digital assets may be subject to unauthorized on blockchain transfers to third parties, as a critical audit matter. A high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to assess the existence of and rights to the digital assets.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the effectiveness of certain internal controls over the existence of and the rights to the digital assets, including the risk that the digital assets may be subject to unauthorized on blockchain transfers to third parties. We obtained confirmations of the digital assets held with certain third parties as of December 31, 2025 and compared the results of the confirmations to the Company’s records. We also compared the Company’s records of certain digital asset balances and transactions to the records on public blockchains using software audit tools. We obtained evidence that management has control of the private keys required to access digital assets through observing the movement of selected digital assets and validating cryptographic messages signed using selected private keys. For a selection of on blockchain transfers to third parties, we obtained and assessed evidence that the transaction was appropriately authorized and recorded by the Company. We evaluated the reliability of audit evidence obtained from public blockchains.
Assessment of fair value of investments
As discussed in Notes 9, 11, and 12 to the consolidated financial statements, the Company held investments, a portion of which represented investments measured using the market approach valuation method with one or more significant unobservable inputs on a recurring basis or as a result of impairment recognition. As of December 31, 2025, the Company has $0.7 billion of current investments and $1.0 billion of non-current investments.
We identified the assessment of the fair value measurement of the investments measured using the market approach valuation method with one or more significant unobservable inputs as a critical audit matter. There was a high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment involved in the assessment due to significant measurement uncertainty. Specifically, the assessment involved evaluating significant unobservable inputs used in these fair value estimates, such as relevance of prior transactions, valuation adjustments, selection of comparable companies, volatility, and enterprise value-to-revenue multiples.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s measurement of the investments measured using the market approach valuation method with one or more significant unobservable inputs, including controls related to the review of significant unobservable inputs. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of the fair value measurement for a selection of these investments through developing an independent estimate of the fair value of the investment and comparing the results of our estimate of fair value to the Company’s fair value measurement. As part of this independent estimate, the valuation professionals developed independent pricing inputs

/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
New York, New York
February 26, 2026

Galaxy Digital Inc.
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
For the Years Ended December 31, 2025, 2024 and 2023
(Expressed in thousands of U.S. Dollars)

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenues	$60,406,728	$42,596,673	$51,626,779
Gains / (losses) from operations	948,939	1,161,117	582,860
Revenues and gains / (losses) from operations	61,355,667	43,757,790	52,209,639

Operating expenses:
Transaction expenses	60,175,832	42,409,856	51,494,083
Impairment of digital assets	753,701	331,920	98,340
Compensation and benefits	299,868	265,591	219,256
General and administrative	182,893	279,297	58,351
Technology	46,939	30,510	20,107
Professional fees	75,027	51,076	38,051
Notes interest expense	59,247	30,804	27,285
Total operating expenses	61,593,507	43,399,054	51,955,473
Other income / (expense):
Unrealized gain / (loss) on notes payable - derivative	(35,544)	(31,727)	(9,603)
Other income / (expense), net	2,705	2,774	(135)
Total other income / (expense)	(32,839)	(28,953)	(9,738)
Net income / (loss) before taxes	$(270,679)	$329,783	$244,428
Income taxes expense / (benefit)	(29,330)	(16,939)	15,914
Net income / (loss)	$(241,349)	$346,722	$228,514
Other comprehensive income (loss), net of tax
Change in fair value of cash flow hedges	(4,506)	—
Other comprehensive income (loss)	(4,506)	—	—
Comprehensive income (loss)	$(245,855)	$346,722	$228,514
Comprehensive income / (loss) attributed to:
Class B Unit holders of GDH LP	(204,745)	230,457	152,656
Noncontrolling interests	45,792	—	—
Class A common stockholders of the Company (1)	$(86,902)	$116,265	$75,858

Net income / (loss) per share of Class A common stock (2)
Net income (loss) used in calculation of net income / (loss) per share of Class A common stock (2)	$(84,863)	$116,265	$75,858
Basic	$(0.53)	$0.96	0.72
Diluted	$(0.61)	$0.84	0.60
Weighted average shares outstanding used to compute net income / (loss) per share (3)
Basic	159,201,378	120,847,366	105,677,379
Diluted	366,475,172	356,723,762	325,978,160
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

Galaxy Digital Inc.
Consolidated Statements of Financial Position
As of December 31, 2025 and December 31, 2024
(Expressed in thousands of U.S. Dollars except where noted)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,246,240	$462,103
Digital intangible assets (includes $2,717.4 and $1,997.4 million measured at fair value)	3,526,216	2,547,581
Digital financial assets	988,621	359,665
Digital asset loans receivable, net of allowance	1,070,029	579,530
Investments	709,069	834,812
Assets posted as collateral, net of allowance	199,983	277,147
Derivative assets	83,807	207,653
Accounts receivable (includes $3.4 and $4.6 million due from related parties)	34,012	55,279
Digital assets receivable	3,778	53,608
Loans receivable, net of allowance	554,449	476,620
Prepaid expenses and other assets	99,734	26,892
Total current assets	8,515,938	5,880,890
Non-current assets
Digital assets receivable	4,719	7,112
Digital asset loans receivable, net of allowance, non-current	8,900	—
Investments (includes $864.0 and $745.5 million measured at fair value)	1,023,236	808,694
Digital intangible assets	26,824	20,979
Loans receivable, net of allowance, non-current	2,553	—
Property and equipment, net	1,423,113	237,038
Other non-current assets	276,275	107,105
Goodwill	66,523	58,037
Total non-current assets	2,832,143	1,238,965
Total assets	$11,348,081	$7,119,855
Liabilities and Equity
Current liabilities
Derivative liabilities	40,482	165,858
Accounts payable and accrued liabilities (includes $0.0 and $96.9 million due to related parties)	277,663	281,531
Digital assets borrowed	2,361,161	1,497,609
Payable to customers	85,808	19,520
Loans payable	52,626	510,718
Collateral payable	1,980,171	1,399,655
Notes payable - current	428,545	—
Other current liabilities	85,062	13,034
Total current liabilities	5,311,518	3,887,925
Non-current liabilities
Notes payable	2,432,510	845,186
Digital assets borrowed, non-current	56,107	—
Other non-current liabilities (includes $72.3 and $0.0 million due to related parties)	513,169	192,392
Total non-current liabilities	3,001,786	1,037,578
Total liabilities	8,313,304	4,925,503
Commitments and contingencies (Note 17)
Equity
GDH LP Unit Holders	—	2,194,352
Class A common stock, $0.001 par value; 2,000,000,000 shares authorized and 192,695,681 issued and outstanding	192	—

Galaxy Digital Inc.
Consolidated Statements of Financial Position
As of December 31, 2025 and December 31, 2024
(Expressed in thousands of U.S. Dollars except where noted)

Convertible Class B common stock,$0.0000000001 par value; 500,000,000 shares authorized and 198,408,277 issued and outstanding	—	—
Additional Paid in Capital	1,614,660	—
Accumulated other comprehensive income (loss)	(2,038)	—
Retained Earnings	342,921	—
Total stockholders’ equity(1)	1,955,735	2,194,352
Noncontrolling interest	1,079,042	—
Total equity	3,034,777	2,194,352
Total liabilities and equity	$11,348,081	$7,119,855
_______________
(1) For periods prior to the Reorganization Transactions, represents total GDH LP Unit Holders’ Capital.
The accompanying notes are an integral part of these consolidated financial statements.

Galaxy Digital Inc.
Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2025, 2024 and 2023
(Expressed in thousands of U.S. Dollars except share/unit data)

	Class A Unit Capital		Class B Unit Capital			Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Number	Amount	Number		Amount	Number	Amount	Number	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2022	104,811,539	$610,374	215,943,369		$805,820	—	$—	—	$—	$—	$—	$—	$—	$1,416,194
Cumulative effect of change in accounting principles	—	1,533	—		3,209	—	—	—	—	—	—	—	—	4,742
Equity based compensation	—	27,558	—		56,232	—	—	—	—	—	—	—	—	83,790
Distributions	—	(7,301)	—		(15,104)	—	—	—	—	—	—	—	—	(22,405)
Vesting of Class B Units	—	—	15,226		—	—	—	—	—	—	—	—	—	—
Exchange of Class B Units	30,121	141	(30,121)	—	(141)	—	—	—	—	—	—	—	—	—
Cancellation of Class A Units	(4,221,799)	(10,668)	—		—	—	—	—	—	—	—	—	—	(10,668)
Issuance of Class A Units, net of issuance cost	8,679,471	11,107	—		—	—	—	—	—	—	—	—	—	11,107
Other	—	(121)	—		18	—	—	—	—	—	—	—	—	(103)
Income / (loss) for the period	—	75,858	—		152,656	—	—	—	—	—	—	—	—	228,514
Balance at December 31, 2023	109,299,332	$708,481	215,928,474		$1,002,690	—	$—	—	$—	$—	$—	$—	$—	$1,711,171

Balance at December 31, 2023	109,299,332	$708,481	215,928,474		$1,002,690	—	$—	—	$—	$—	$—	$—	$—	$1,711,171
Equity based compensation	—	26,897	—		48,120	—	—	—		—	—	—	—	75,017
Distributions	—	(19,526)	—		(35,732)	—	—	—	—	—	—	—	—	(55,258)
Vesting of Class B Units	—	—	15,226		—	—	—	—	—	—	—	—	—	—
Exchange of Class B Units	81,357	541	(81,357)		(541)	—	—	—	—	—	—	—	—	—
Cancellation of Class A Units	(1,832,402)	(20,516)	—		—	—	—	—	—	—	—	—	—	(20,516)
Issuance of Class A Units, net of issuance cost	20,029,493	137,184	—		—	—	—	—	—	—	—	—	—	137,184
Other	—	404	—		(372)	—	—	—	—	—	—	—	—	32
Income / (loss) for the period	—	116,265	—		230,457	—	—	—	—	—	—	—	—	346,722
Balance at December 31, 2024	127,577,780	$949,730	215,862,343		$1,244,622	—	$—	—	$—	$—	$—	$—	$—	$2,194,352

Galaxy Digital Inc.
Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2025, 2024 and 2023
(Expressed in thousands of U.S. Dollars except share/unit data)

	Class A Unit Capital		Class B Unit Capital		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Amount	Amount	Amount	Amount	Total

Balance at December 31, 2024	127,577,780	$949,730	215,862,343	$1,244,622	—	$—	—	$—	$—	$—	$—	$—	$2,194,352
Prior to the Reorganization Transactions
Equity based compensation	—	7,547	—	12,655	—	—	—	—	—	—	—	—	20,202
Distributions	—	(15,017)	—	(24,864)	—	—	—	—	—	—	—	—	(39,881)
Exchange of Class B Units	—	—	—	—	—	—	—	—	—	—	—	—	—
Cancellation of Class A Units	(2,208,707)	(26,649)	—	—	—	—	—	—	—	—	—	—	(26,649)
Issuance of Class A Units, net of issuance cost	5,533,779	2,294	—	—	—	—	—	—	—	—	—	—	2,294
Income / (loss) for the period	—	(121,592)	—	(204,745)	—	—	—	—	—	—	—	—	(326,337)
Impact of Reorganization Transactions	(130,902,852)	(796,053)	(215,862,343)	(1,027,392)	130,902,852	131	215,862,343	—	631,523	—	306,192	1,134,298	248,699
After the Reorganization Transactions
Equity based compensation	—	—	—	—	—	—	—	—	16,978	—	—	19,425	36,403
Distribution	—	—	—	—	—	—	—	—	—	—	—	(9,427)	(9,427)
Cancellation of Class A Units, net of issuance cost	—	—	—	—	(1,608,914)	(2)	—	—	(24,746)	—	—	—	(24,748)
Issuance of Class A common stock, net of issuance cost	—	—	—	—	45,947,677	46	—	—	848,833	—	—	—	848,879
Exchange of Class B common stock	—	—	—	—	17,454,066	17	(17,454,066)	—	111,029	—	—	(111,046)	—
Other	—	(260)	—	(276)	—	—	—	—	31,043	—	—	—	30,507
Income / (loss) for the period	—	—	—	—	—	—	—	—	—	—	36,729	48,260	84,989
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(2,038)	—	(2,468)	(4,506)
Balance at December 31, 2025	—	$—	—	$—	192,695,681	$192	198,408,277	$—	$1,614,660	$(2,038)	$342,921	$1,079,042	$3,034,777
The accompanying notes are an integral part of these consolidated financial statements.

Galaxy Digital Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2025, 2024 and 2023
(Expressed in thousands of U.S. Dollars)

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating activities
Income / (loss) for the year	$(241,349)	$346,722	$228,514
Adjustments for:
Digital assets sales revenue	(20,510,886)	(11,150,499)	(24,498,135)
Digital assets sales cost	20,220,965	11,264,933	24,463,949
Impairment of digital assets	256,982	89,774	46,757
Provision for credit losses	(2,569)	3,635	—
Depreciation and amortization	34,068	46,892	22,945
Other impairment loss	87,251	101	—
Equity based compensation	53,612	74,857	81,654
Noncash management fee	(56,925)	—	—
Noncash borrowing costs	129,261	70,544	8,230
Noncash interest and net staking income	(127,141)	(100,472)	(24,915)
Net realized loss on disposal	—	—	2,111
Net (gains) / losses from operations	(948,939)	(1,161,117)	(582,860)
Net unrealized (gain) / loss on notes payable – derivative	35,544	31,727	9,603
Noncash notes interest expense	35,667	17,454	13,935
Taxes	41,127	(8,386)	2,498
Other noncash adjustments	698	682	390
Changes in operating assets and liabilities:
Digital assets	434,709	153,175	148,322
Digital assets receivable	490	33	(2,617)
Investments	(60,165)	—	—
Derivative assets / liabilities	323,000	238,931	122,422
Accounts receivable	24,708	3,491	7,957
Prepaid expenses and other assets	(73,412)	10,030	(8,548)
Other non-current assets	(186,383)	—	2,000
Collateral receivable / payable	(56,429)	65,720	(48,772)
Accounts payable and accrued liabilities	17,921	91,512	18,195
Other current liabilities	16,250	(422,180)	(13,207)
Other non-current liabilities	235,309	127,362	(4,507)
Net cash provided by / (used in) operating activities	(316,636)	(205,079)	(4,079)
Investing activities
Proceeds from repayments and maturities of loans receivable	554,421	200,679	66,706
Origination of loans receivable	(650,945)	(279,146)	(279,813)
Purchase of property, equipment and intangible assets	(1,192,534)	(59,025)	(45,613)
Acquisitions, net of cash received	(7,782)	(5,115)	(43,893)
Disposal of property and equipment	11,346	2,954	653
Purchase of investments	(2,647,019)	(3,260,043)	(192,330)
Proceeds and distributions from investments	2,641,934	2,878,067	209,508
Net cash provided by / (used in) investing activities	(1,290,579)	(521,629)	(284,782)

Galaxy Digital Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2025, 2024 and 2023
(Expressed in thousands of U.S. Dollars)

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Financing activities
Payable to customers	(17,093)	16,078	(6,149)
Proceeds from loans payable	380,325	315,516	117,233
Repayments of loans payable	(509,381)	(228,617)	(25,748)
Margin loans payable, net	(311,512)	330,716	—
Proceeds from notes payable, net of issuance costs	2,098,545	388,931	—
Share issuance, net of costs	851,173	125,351	11,107
Distributions	(49,308)	(55,258)	(22,405)
Cancellation of Class A Units withheld	(51,397)	(20,516)	(10,668)
Net cash provided by / (used in) financing activities	2,391,352	872,201	63,370
Net increase / (decrease) in cash and cash equivalents	784,137	145,493	(225,491)
Cash and cash equivalents, beginning of period	462,103	316,610	542,101
Cash and cash equivalents, end of period	$1,246,240	$462,103	$316,610
Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash paid during the year for:
Interest	$53,319	$51,095	$23,292
Taxes	5,805	8,561	9,316
Significant noncash investing and financing activities:
Digital assets loan receivable, net of allowance	522,072	475,450	54,533
Payables to customers - digital assets	83,381	—	—
Assets posted as collateral	78,447	37,577	290,965
Digital assets borrowed	919,659	1,099,332	227,711
Collateral payable	636,245	754,664	496,537
Purchase of investments with noncash contributions	374,338	13,447	3,409
Payable for investments purchased	—	3,431	—
Proceeds from investments included in receivables	70	218	150
Proceeds from investments received as non-cash contributions	320,571	142,905	2,036
Additions to property, plant and equipment and intangible assets	116,826	160	11,724
Disposals of property, plant and equipment and intangible assets	1,219	—	—
Reclassification between digital assets receivable and investments	2,192	389	18,786
Origination of loans receivable with noncash consideration	—	10,787	10,669
Receivable for repayment of loans receivable	1,250	—	—
Repayment of loans receivable with non-cash considerations	17,491	—	—
Repayments of loans payable with non-cash consideration	17,522	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

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
Galaxy is a technology-driven diversified financial services and investment management firm that provides institutions with a full suite of scaled financial solutions spanning the digital assets ecosystem. The Company is strategically positioned to bridge traditional finance and the emerging digital economy. The Company is focused on digital assets and artificial intelligence enabled by high-performance computing technology, and how these technological innovations will alter the way we store and transfer value. The Company manages and reports its activities in the following segments: Digital Assets, Data Centers, and Treasury and Corporate.
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and all entities in which it holds a controlling financial interest. All intercompany balances and transactions have been eliminated.
Change in Presentation
Certain comparative figures in the Company’s consolidated statements of operations and other comprehensive income (loss) have been reclassified to conform to the current year’s presentation.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
2. SIGNIFICANT ACCOUNTING POLICIES
The following represents the Company’s significant accounting policies. These accounting policies have been consistently applied to all periods presented in the Company’s consolidated financial statements, unless otherwise indicated.
Consolidation
The Company consolidates entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”).
Voting Interest Entities
Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity is consolidated.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. The Company has a controlling financial interest in a VIE when the Company has a variable interest or interests that provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Notes 10 and 18 for further information about VIEs.
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
Segment reporting
Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker. The Company’s chief operating decision maker is its chief executive officer. The chief operating decision-maker reviews the operating income and net income before tax of each reportable segment to evaluate segment performance against the Company’s budget and to establish management’s compensation. The

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
chief operating decision-maker is responsible for allocating resources and assessing the performance of each of the operating segments. All inter-segment transactions are eliminated in the Treasury and Corporate segment.
Use of Estimates
The preparation of the Company’s consolidated financial statements, in conformity with U.S. GAAP, requires management to make certain estimates and assumptions about future events that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Significant estimates and assumptions include: the valuation of certain digital intangible assets, digital asset receivables, digital asset loans receivable, loans receivable, credit losses, assets posted as collateral, goodwill, property, plant, and equipment, investments, equity based awards issued, assets acquired and liabilities assumed in business combinations, and derivatives. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable; the result of which forms the basis for making judgments about the carrying values of assets and liabilities, as well as reported amounts of revenues and expenses during the reported periods.
Revenues and Gains / (Losses) from Operations
The Company recognizes revenue from digital assets sales, investment management services, digital asset staking, technology licensing, advisory services, proprietary mining and hosting services, when the performance obligations related to those services are satisfied. The Company predominantly acts as a principal in sales and purchases of digital intangible assets, which requires gross recognition of revenue and the corresponding costs. As a principal, the Company obtains control over the digital intangible asset before it is transferred to the customer.
Gains / (losses) from operations include the net realized and unrealized gains and losses recognized on the Company’s digital asset transactions, derivative instruments, and investments. Sales of digital financial assets are recognized on a net basis. The Company presents Gains / (losses) from operations net as these transactions are not within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). See Notes 6, 8, and 9 for information on gains and losses related to these activities of the Company.
The Company evaluates whether transactions are in scope of ASC Topic 606, and each new digital asset is analyzed to determine whether it is within the scope of the applicable accounting guidance as a financial instrument or an indefinite-lived intangible asset. These classifications dictate the corresponding revenue recognition discussed herein. Additionally, digital assets which the Company holds within consolidated entities for which investment company accounting applies, are measured at fair value with changes in fair value recorded as Gains / (losses) from operations in the Company’s consolidated statements of operations.
Digital Assets Sales
The Company considers the counterparty in digital assets sale transactions to be its customer. When the Company sells a digital asset, the Company has a single performance obligation, which is satisfied at the point in time when control of the digital asset sold has transferred.
Fees
The Company accounts for fee revenues using the framework outlined in ASC 606. The Company may receive noncash consideration from customers, which could be digital assets or other financial assets. Such consideration is measured at the fair value of the assets received. Certain contracts with customers include multiple performance obligations. The Company allocates the transaction price to each performance obligation using the relative standalone selling price of each performance obligation determined by maximizing the use of observable inputs.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
The Company earns fee revenues from the following sources.
Management and performance-based fees
The Company receives investment management fees for providing investment management services. Investment management fees are recorded within Revenue in the Company’s consolidated statements of operations.
The Company’s investment management contracts with customers contain a base management fee and sometimes include a performance fee component. These contracts have a single performance obligation that is satisfied over time. Base management fees are recorded based on the amount of assets under management, at the contractually stated rate. Performance management fees are a form of variable consideration and recorded when the performance target is met and a significant reversal of such fees is not probable.
Advisory fees
The Company receives investment banking fees for providing advisory services to customers executing transactions in the digital assets sector. The Company’s investment banking contracts with customers have a single performance obligation and fees are recognized as revenue at the point in time when the underlying transaction has been completed.
Licensing fees
The Company licenses its digital asset custody technology products to customers and receives a license fee that is based on the value of the self-custodied digital assets or transaction volume managed using the Company’s technology solution. The license fee is variable and subject to a contractual minimum. The license terms are generally one year and can be renewed by the customer on the same terms. License fee revenue is recognized over time as the customer uses the Company’s self-custody technology.
Hosting fees
The Company entered into agreements with customers as a hosting services provider where customers host their bitcoin mining equipment at the Company’s main facility, Helios, in West Texas. Hosting services require the Company to maintain the customers’ mining equipment, provide power and network connectivity, and perform installation and/or repair of customer equipment, as necessary. The Company receives fixed and variable consideration in return for these services. The variable consideration depends on the amount of bitcoin that the customers’ mining equipment generates and any power curtailment credit that the Company shares with the customers. Revenue for hosting services is recognized over time as services are provided. These agreements were all expired by December 31, 2025.
Proprietary mining
The Company has entered into arrangements with bitcoin mining pool operators. The Company does not operate the mining pool but instead provides hash calculation services for the purpose of validating blockchain transactions, measured in hash rate per second, to the mining pool operators, as an output of the Company’s ordinary activities, to generate returns. The Bitcoin blockchain relies on miners competing to successfully solve a hashing function. To maximize the chances of successfully solving the hashing function, miners aggregate computing power through mining pool operators. Once a solution to the hashing function is found by a participant in a bitcoin mining pool, the bitcoin mining pool operator is entitled to propose a block and receive: 1) transaction fees paid by the Bitcoin blockchain participants for including their transactions in the newly proposed block on the blockchain and 2) newly-created digital assets awarded by the blockchain. This consideration is collectively referred to as block rewards.
Since January 2023, the Company has participated in a mining pool that applies the Full Pay Per Share (“FPPS”) model. Under the FPPS model, in exchange for providing hash calculation services, the Company is entitled to pay-per-share network block subsidies and network transaction fee reward compensation, calculated on an hourly basis and settled daily, at an amount that approximates the total bitcoin that could have been mined and transaction fees that could have been awarded using the Company’s contributed computing power, based upon the

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
then current blockchain difficulty, less pool operating fees. The mining pool operator therefore bears the risk of not successfully solving the hash function for a given bitcoin block.
The Company has a single performance obligation to its customer (i.e., the mining pool operator), which is to provide hash calculation services to the customer so the customer can earn block rewards. The provision of hash calculation services is an output of the Company’s ordinary activities. The arrangement with the mining pool operator can be terminated by either the Company or the customer without penalty or prior notice. The Company is able to determine when and whether to provide hash calculation services to the mining pool, and the Company’s enforceable rights and obligations begin when and last only as long as hash rate continues to be provided. The contract with the mining pool operator is continuously renewed and has a duration of less than 24 hours. No material right exists in relation to any additional services the Company may provide if neither the Company, nor the pool operator, terminate the contract because such services are provided at their standalone selling prices.
The transaction consideration the Company receives, which is denominated in bitcoin, includes the block rewards equivalent less a pool operating fee charged by the mining pool operator. The transaction consideration represents noncash consideration and is entirely variable. The Company measures mining revenue at the fair value of the noncash consideration to which it is entitled as of 23:59:59 Universal Time Coordinated (“UTC”) on the date of when control of services transfers to the customer, which is the same day as the contract inception. Bitcoins earned from the Company’s mining operations are subsequently accounted for in accordance with the Company’s digital assets policy.
Blockchain rewards
The Company participates in proof-of-stake validation. Proof-of-stake validation, also referred to as staking, requires the Company to delegate its digital assets to a validator. Staking can be performed on proprietary validation infrastructure or through the use of third-party infrastructure or service providers. The Company concluded that where it controls the validation infrastructure, it is a principal in the provision of staking services to the blockchain, and recognizes staking revenue on a gross basis.
Digital assets staked directly on validation infrastructure are recognized within Digital intangible assets on the Company’s consolidated statements of financial position. The Company recognizes staking rewards received, as non-cash consideration for staking activities, as revenue measured at the fair value of the digital assets at the time of contract inception. Staking rewards earned by third-party delegators who stake using the Company’s infrastructure are recognized in Transaction expenses. The Company also generates blockchain rewards from holding liquid staking tokens. These blockchain rewards are typically issued by decentralized finance protocols, which are not customers of the Company. Refer to Note 6 for additional discussion on the Company's digital asset staking activities.
Transaction Expenses
The Company’s transaction expenses include the following:
Digital asset sales cost and impairment
Digital asset sales cost is allocated to digital assets sold, which meet the appropriate derecognition criteria, on a first-in-first-out basis. Impairment is recognized when the carrying amount exceeds the fair value, which is measured throughout the holding period using observable intraday low prices, of the digital intangible assets not in scope of ASC 350-60. Impairment expense represents the impairment loss incurred in the current period. Impairment is recognized on digital intangible assets not in scope of ASC Subtopic 350-60, Intangibles—Goodwill and Other—Crypto Assets (“ASC 350-60”), and measured using the lowest observed price of the digital asset during the period that the asset is held.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Blockchain reward distributions
As a principal in the provision of staking services, the Company recognizes the amount of staking rewards earned by third-parties utilizing the Company’s validation infrastructure as part of its Transaction expenses. These costs are measured using the fair value of the digital assets at the time staking rewards are earned by the customer.
Borrowing costs
The Company borrows fiat and digital assets from counterparties and in doing so incurs borrowing costs in both fiat currencies and digital assets. The borrowing costs associated with fiat loans payable are measured using the effective interest method. Borrowing costs related to digital asset loans payable are measured using the fair value of the underlying digital asset owed to counterparties.
Mining and hosting costs
Includes power and hosting fees paid to third-parties. As a part of its mining operations, the Company may enter into power purchase agreements with energy suppliers. These agreements allow the Company to purchase a given capacity of power at a fixed rate for the duration of the agreement term. The Company accounts for power purchase agreements as derivatives. Realized and unrealized gains or losses associated with these agreements are recorded together with hosting fee expense and costs associated with mining equipment recognized through sales-type finance leases.
Cash and Cash Equivalents
Cash and cash equivalents may include cash on hand, cash on trading platforms, cash held at brokers, demand deposits and short-term highly liquid investments that are readily convertible into known amounts of cash, with maturities of three months or less when acquired.
Statements of Cash Flows
The Company participates in digital asset trading activities, which often involve non-cash exchanges of digital assets for other digital assets. In reconciling its net income to the net change in cash from operating activities, the Company includes reconciling adjustments for Digital assets sales revenue and Digital assets cost of sales associated with non-cash sales of intangible digital assets. In addition, the Company includes a reconciling adjustment for Impairment of digital assets associated with non-cash sales of intangible digital assets that were sold during the period and on intangible digital assets that were not sold during the period. Certain lending counterparties post digital asset collateral with the Company. In some instances, the counterparties request that the Company liquidate the collateral to satisfy their loan obligations. In such instances, the Company liquidates the collateral and remits the excess proceeds to the counterparties. Similarly, a lender may request that the Company settle its loan obligations against its trading balance. Such activities are presented as cash payments or receipts in the Company’s consolidated statements of cash flows.
Cash Flow Hedge
The Company uses derivative instruments to manage exposure to variability in future cash flows associated with interest payments on the Company’s Credit Agreement (see Note 18 for a description of the Credit Agreement). These derivatives are designated as cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
For derivatives that are designated and qualify as effective cash flow hedges, the change in fair value is recorded in Other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings in the same period or periods during which the hedged cash flows affect earnings. Once reclassified into earnings, the impact will be recognized within General and administrative on the Company’s consolidated statements of operations and other comprehensive income (loss).
If a derivative ceases to qualify for hedge accounting, or if the hedging relationship is discontinued, future changes in the fair value of the derivative are recognized in earnings. Amounts previously recorded in OCI are

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
reclassified into earnings in the period when the forecasted transaction affects earnings, unless it is no longer probable that the forecasted transaction will occur, in which case the amounts are reclassified immediately into earnings.
Digital Assets
Accounting for digital assets depends on the nature of the asset and how the asset is held. The Company accounts for digital assets in the following ways:
•Intangible assets recorded at cost less applicable impairment charge. Recognized as Digital intangible assets in the Company’s consolidated statements of financial position as these digital assets do not meet the scope criteria of ASC 350-60, primarily as they provide the holder with enforceable rights to or claims on other assets. The sale of these digital assets to a customer as part of the Company’s ordinary activities are presented gross on the Company’s consolidated statements of operations. The Company early adopted ASC 350-60 effective for the fiscal year beginning January 1, 2023, resulting in fewer digital intangible assets recorded at cost less applicable impairment charge and a cumulative adoption impact related to the fair value adjustment of in scope digital intangible assets recorded in Stockholders’ equity. Prior to the adoption of ASC 350-60, all digital intangible assets held outside of consolidated investment funds were measured at lower of cost or impaired value.
•Intangible assets recorded at fair value with changes in fair value recorded in Net gain / (loss) on digital assets within the Company’s consolidated statement of operations. These assets include digital intangible assets that meet the scope requirements of ASC 350-60 for the period following January 1, 2023, as well as digital assets held in consolidated sponsored investment funds that qualify as investment companies and for which all consolidated assets and liabilities are measured at fair value. They are recognized as Digital intangible assets in the Company’s consolidated statements of financial position. As all changes in the fair value are reported in earnings as they occur, the sale of these digital assets does not necessarily give rise to a gain or loss. The sales of these digital assets to a customer as part of the Company’s ordinary activities are presented gross on the Company’s consolidated statements of operations.
•Financial assets for which the Company has elected to apply the fair value option (“FVO”). Recognized as Digital financial assets in the Company’s consolidated statements of financial position. These assets represent certain stablecoins, such as USDC, that are contractually redeemable for fiat currency on demand. As any changes in the fair value are reported in earnings as they occur, the derecognition of these digital assets does not necessarily give rise to a gain or loss. Gains and losses resulting from derecognition of these digital assets are presented net on the Company’s consolidated statements of operations.
Digital intangible assets and Digital financial assets are collectively referred to as Digital assets.
Stablecoins are digital assets designed to have a relatively stable price that aligns with the price of an underlying asset, most commonly a fiat currency, such as USD, or an exchange-traded commodity. The Company uses stablecoins to post risk margin collateral and to settle trades on certain trading platforms that do not accept cash collateral. The Company primarily holds stablecoins that provide the Company with a contractual right to USD. Stablecoins that are contractually redeemable for fiat currency on demand are carried at fair value as Digital financial assets in the Company’s consolidated statements of financial position. Stablecoins concluded to not be contractually redeemable for a fiat currency on demand are accounted for as Digital intangible assets. Some stablecoins meet the scope requirement of ASC 350-60 and are digital intangible assets measured at fair value. Impairment of stablecoins accounted for as Digital intangible assets not measured at fair value is recognized as Transaction expenses in the Company’s consolidated statements of operations. Changes in the fair value of stablecoins that are measured at fair value are recorded in Net gain / (loss) on digital assets in the Company’s consolidated statements of operations.
The Company places digital assets with trading platforms or loan counterparties to satisfy risk margin or collateral requirements from open trading positions and loans. The margin requirement on trading platforms can generally be met with a combination of digital assets and cash. The Company is able to use the digital assets supplied for margin requirements for trading purposes, with no restriction as long as a minimum balance is held on

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
the trading platform. The Company is able to withdraw such digital assets if no margin loan is outstanding. The initial and subsequent measurements of these digital assets are accounted for in a similar manner as other intangible assets and financial assets not placed on such trading platforms as such digital assets do not qualify for derecognition.
Digital assets staked with third-party non-custodial validator nodes are not derecognized as the third-party non-custodial validator nodes do not control the digital assets staked by the Company, and the Company may initiate withdrawal of the digital assets at any time. Withdrawal time periods vary by protocol and depend on the volume of transactions on the blockchain. The Company is not able to sell or transfer staked digital assets until withdrawal is completed.
Digital assets associated with decentralized finance protocols
The Company participates in decentralized finance protocols, smart contracts that perform specific functions built on various blockchains. Decentralized finance protocols allow the Company to provide or access liquidity, as well as exchange digital assets, directly on the blockchain. To provide liquidity, the Company deposits or transfers its digital assets to the smart contracts of these decentralized finance protocols and typically receives protocol-specific digital assets that represent the Company’s claims on the underlying digital assets deposited.
The majority of decentralized finance protocols have the ability to utilize the Company’s deposited digital assets for various purposes, including lending or trading with other market participants. When digital assets are transferred to the smart contracts, the Company derecognizes the digital assets and recognizes the protocol-specific digital asset received in return. The Company does not apply ASC 350-60 to the protocol-specific digital asset as they do not meet the scope requirements of ASC 350- 60, in part because these assets provide the Company with enforceable rights to or claims on the underlying digital assets deposited to decentralized protocols. These assets are measured at cost less accumulated impairment and are included in Digital intangible assets on the Company’s consolidated statements of financial position. In circumstances where the protocol has the ability to utilize the Company’s deposited digital assets, redemption may be delayed to the extent the protocol does not have an adequate supply.
As a liquidity provider to certain such protocols, the Company receives non-cash consideration in the form of additional digital intangible assets from decentralized protocols or an increased claim to the digital assets held in the protocol smart contracts. The Company does not consider any such non-cash consideration as revenue under ASC 606, and the amounts generated from such activities are included in Blockchain rewards from non-customers within Revenues on the Company’s consolidated statements of operations.
The Company also places digital assets with decentralized finance protocols where the protocol does not have the ability to lend or trade them with other market participants. In these circumstances, the Company does not receive a protocol-specific digital asset in return and retains control of the digital assets deposited into the protocol. The digital assets are not derecognized and continue to be recorded as digital assets on the Company’s consolidated statements of financial position. The Company is able to use these digital assets as collateral for loans from the protocol, and can withdraw such digital assets if no loan is outstanding. These digital assets are presented in other digital assets associated with decentralized finance protocols in Note 6.
Digital Asset Loans Receivable
The Company lends digital assets to counterparties under fixed term loans, typically of less than one year, or loans with no prespecified maturity date. Digital asset loans receivables that do not have a prespecified maturity date are repayable at the option of the Company (i.e., the Company has a put option to put the loan receivable back to the borrower), and the borrower may repay at any time (i.e., the borrower retains a call option on the loan receivable), without penalty or premium. For certain fixed term loans outstanding where the Company acts as the lender, the borrower has the right to prepay the principal amount prior to maturity; however, the Company does not have the right to accelerate the repayment of the assets (i.e., the Company does not have a put option on the loan receivable). While the loan is outstanding the borrower has the right and the ability to use the digital assets at its sole discretion, including the ability to sell or pledge the borrowed digital assets to third parties. At the conclusion of a loan, the borrower is generally required to return the same type and quantity of digital assets as those lent by the Company.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Upon funding of digital asset loans, the Company evaluates whether it can derecognize the loaned Digital assets. Generally, the Company does not meet the derecognition criteria for digital financial asset loans under ASC Topic 860, Transfers and Servicing (“ASC 860”). Digital financial assets are reclassified to Digital asset loans receivable upon loan origination, reflecting that the digital financial assets have been transferred to a third-party borrower that can use the digital financial assets at its discretion, and the Company is exposed to the credit risk of the third-party borrower. Digital intangible assets are derecognized upon loan origination, and a Digital asset loan receivable, net of allowance is recognized in the Company’s consolidated statement of financial position. Digital asset loans receivable are measured at the fair value of the digital financial assets or digital intangible assets to be received upon settlement. The initial and subsequent gain / loss resulting from the changes in value of the underlying digital assets are recognized in Net gains from digital assets in the Company’s consolidated statements of operations. Digital asset loans receivable are placed on nonaccrual status when it is probable that the Company will not collect all principal and interest due under the contractual terms, regardless of the delinquency status, or if a loan is past due for 90 days or more, unless the loan is still over-collateralized or has begun reperforming. A loan is considered past due when a principal or interest payment has not been made according to its contractual terms. The Digital asset loans receivable balance is evaluated for possible credit losses using the framework outlined in ASC Topic 326, Financial Instruments—Credit Losses (“ASC 326”). The allowance for credit losses on Digital asset loans receivable under the current expected credit loss (“CECL”) model reflects management’s estimate of credit losses over the remaining expected life of the loans and also considers forecasts of future economic conditions. Provision for credit losses is included in the General and administrative expense in the Company’s consolidated statements of operations.
The majority of the Company’s digital asset loans receivable is secured by cash or collateral that is readily convertible to cash such as BTC, ETH, and stablecoins and is typically 110% to 140% of the principal balance. The Company monitors collateral value throughout each day and requests additional collateral from the borrower if the fair value of the collateral associated with a given loan drops below a predefined threshold, typically 110% of the fair value of the digital assets on loan. Should the borrower fail to provide additional collateral upon request, the Company is entitled to liquidate the collateral held and close out the associated digital asset loan(s), usually within 18 hours but in no case later than one business day of the collateral requests being made. The Company maintains processes and controls to ensure adequate collateral is held for all its digital asset loans, including processes that monitor market prices and liquidity of the assets that are held as collateral. The quality and amount of collateral is a key input to the Company’s determination of expected credit losses on its loan portfolio, and the Company applies the collateral maintenance practical expedient under ASC 326 in estimating its credit losses.
Under the terms of the Company’s lending arrangements, the borrower is required to pay the Company a fee which is calculated as an annualized percentage of the quantity of digital assets lent. The fees for these lending arrangements are denominated in the related digital asset lent. The borrowing fee is recognized as Revenue in the Company’s consolidated statements of operations over the life of the loan. The borrower may also be required to pay the Company origination fees. The fees for these lending arrangements are not material and are recognized as Revenue as earned.
Digital Assets Borrowed
The Company enters into borrowing arrangements to acquire digital assets for various purposes including to lend to another counterparty through a lending arrangement, to utilize as collateral for certain trading positions, or for proprietary trading activities. The Company’s material borrowings of digital assets have historically consisted of a combination of bitcoin, ether, Solana, and stablecoins.
The Company enters into borrowing arrangements via over-the-counter transactions or on-chain borrowings through DeFi protocols which can be structured as fixed term loans, of less than one year, or loans with no prespecified maturity date. Digital assets borrowings that do not have a prespecified maturity date are repayable at the option of the Company (i.e., the Company has a call option to call the loan from the lender), and the lender may demand repayment, at any time (i.e., the lender retains a put option on the loan), without penalty or premium. The Company has the ability to use the borrowed digital assets at its sole discretion, and an obligation to return the same quantity and type of digital assets to the lender upon the repayment of the digital asset loan. The Company concluded that it does not obtain control of borrowed digital financial assets at the time of loan origination under

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
ASC 860. When the Company sells the borrowed digital financial assets, the Company recognizes a liability to return the borrowed digital financial assets, which is recognized and measured at fair value.
Digital intangible assets borrowed are recognized at their initial fair value with a corresponding liability associated with the Company’s obligation to return the borrowed digital intangible assets. Borrowed digital intangible assets are subsequently accounted for in line with the Company’s digital intangible asset accounting policy.
The Company accounts for its digital intangible asset borrowings as hybrid instruments, where the liability host contract contains an embedded feature associated with the put option that gives rise to the Company’s repayment obligation which is indexed to the underlying digital asset. The settlement of the embedded put and call options is indexed to the value of the underlying digital intangible assets that are required to be delivered upon settlement. The forward element meets the definition of a derivative on a standalone basis. The Company assesses the digital intangible assets that it borrows to determine whether the digital intangible assets can be readily converted to cash on each balance sheet date. The borrowed digital intangible assets are readily convertible to cash if there is sufficient trading volume such that the Company has the ability to convert the digital intangible assets to cash in the near-term and is not in a position that is substantially different from net settlement. When the underlying digital intangible assets to be delivered upon settlement of the forward element are readily convertible to cash, the embedded feature would be bifurcated as an embedded derivative. The fair value of the embedded derivative is measured as the change in the spot price of the underlying digital intangible asset in which the loan is denominated. Any changes in fair value are recorded in current period earnings in Net gain / (loss) on digital assets in the Company’s consolidated statements of operations.
For a portion of its loans, the Company is required to post collateral with the lender in the form of cash and/or digital assets that are transferred to the lending counterparty. In some instances, the counterparty obtains control of the collateral assets, including the ability to use these collateral assets at their sole discretion, with an obligation to return the same type and quantity of the assets to the Company upon the repayment of our loan. The Company accounts for digital asset collateral receivables using the same policy as its lending arrangements for digital intangible assets and digital financial assets, respectively, and presents the receivable as Assets posted as collateral. Digital intangible assets collateral receivables are measured at the fair value of the digital assets the Company has the right to receive, with changes in fair value recognized in Net gain / (loss) on digital assets in the Company’s consolidated statements of operations. The Company assesses such collateral receivable for credit risk in the same way as it does digital asset loans receivable. Provision for credit losses expense is included in the General and administrative expense in the Company’s consolidated statements of operations. Digital intangible asset collateral that the Company retains control over continues to be accounted for under the Company’s accounting policy for digital assets.
Under the terms of the Company’s borrowing arrangements, the Company is required to pay a fee to the lender which is calculated as an annualized percentage of the quantity of digital assets borrowed. For digital asset borrowings, the fees are denominated in the related digital asset borrowed. The borrowing fee is recognized over the life of the loan and is included as part of Transaction expenses in the Company’s consolidated statements of operations. The Company may also be required to pay the lender origination fees. The fees for these borrowing arrangements are not material and are recognized as Transaction expenses as incurred.
Digital Assets Receivable
The Company invests in start-up blockchain projects in exchange for a right to receive digital assets (tokens) generated by the project at a future date. The associated digital assets are generated and become available for trading following the completion of the project (referred to as the “launch” of the project, or Initial Coin Offering), at which time the Company is entitled to receive a predefined number of tokens. These tokens are distributed to the Company over time, according to an agreed-upon release schedule. The pre-network launch investments in these projects are initially recorded at cost, as Other non-current assets, in the Company’s consolidated statements of financial position. After the project launches, but prior to receiving the tokens, the Company records Digital assets receivable, in the Company’s consolidated statements of financial position. Digital assets receivable not expected to be settled within a year are classified as non-current. When the Company’s right to receive digital assets at a future date meets

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
the definition of a derivative, the Company records changes in the fair value of the Digital assets receivable in Gains / (losses) from operations in the Company’s consolidated statements of operations. Digital assets receivable meet the definition of a derivative when quoted prices are available in an active market and the quantities contracted to be delivered can be absorbed by the market without significantly affecting the price. Upon receipt of the digital asset, the Company reclassifies the asset from Digital assets receivable to Digital intangible assets in the consolidated statements of financial position.
Collateral Payable
The Company generally requires the counterparty in a lending transaction to post collateral to secure the borrowed assets. Where the Company obtains control of the collateral assets, the Company recognizes an obligation to return the collateral received as Collateral payable in its consolidated statements of financial position. Collateral accepted is typically limited to digital assets that are the most liquid with the highest market capitalization such as bitcoin, ether and USDC, or U.S. dollars. The Company implements aggregate asset-specific liquidity limits. Digital asset collateral, where the Company obtains control of the collateral received, is recognized as Digital intangible assets or Digital financial assets. The Collateral payable balance represents the obligation to return the collateral including both the host instrument and a bifurcated embedded derivative measured at fair value each period with changes in fair value recorded as Gains / (losses) from operations in the Company’s consolidated statements of operations.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit” price) in an orderly transaction between market participants at the measurement date.
Fair value is a market-based measure considered from the perspective of a market participant. When market assumptions are not readily available, assumptions are set to reflect those that the Company believes market participants would use in pricing the asset or liability at the measurement date.
In determining fair value, the Company uses various valuation approaches and establishes a hierarchy for inputs used in measuring fair value, requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect assumptions the Company believes other market participants would use in pricing the asset or liability; they are developed based on the best information available in the circumstance.
The fair value hierarchy is broken down into three levels based on the observability of inputs as follows, with Level 1 being the highest and Level 3 being the lowest level:
•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Inputs that are unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
The Company values Level 1 and Level 2 assets and liabilities using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company utilizes unobservable pricing inputs and assumptions, including but not limited to prior transactions, in determining the fair value of its Level 3 assets and liabilities. These unobservable pricing inputs and assumptions may differ by asset / liability and in the application of valuation methodologies. The Company’s reported fair value estimates could vary materially if different unobservable pricing inputs and other assumptions were used; or for applicable assets/liabilities, if the Company

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
only used a single valuation methodology instead of assigning a weighting to different methodologies. Key unobservable inputs that have a significant impact on the Company’s Level 3 valuations are described in Note 12. Fair values of Level 3 assets and liabilities may be supported by limited or no market activity within the periods presented.
Investments in investment funds are valued based on Net Asset Value (“NAV”), which is used as a practical expedient to measure the fair value. Funds the Company values based on NAV predominantly invest in the digital asset industry. The Company invests in both open-ended and closed-ended funds. The Company can request to redeem its investment from open-ended funds by providing written notice to the fund’s general partner on a date prior to the redemption date which is specified in the relevant agreements for each respective fund. The Company is unable to redeem its investment from the closed-ended funds and receives distributions based on waterfall calculations specified in the relevant agreements for each fund. The Company is unable to transfer or sell its interests in these funds without prior consent from the fund’s general partner.
In some instances, the Company records investments using the measurement alternative provided by ASC Topic 321, Investments-Equity Securities (“ASC 321”). See Note 9 for a discussion of investments for which the measurement alternative has been elected.
Equity-Method Investments
When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment may be accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option. The Company has elected the fair value option for equity-method investments.
Leases
Lessee
The Company leases real estate for use in its business operations. The Company determines if an arrangement is, or contains, a lease at contract inception. A lease exists when the Company has the right to control the use of an identified asset for a period of time. Operating lease right-of-use assets and lease liabilities are included in Other non-current assets, Other current liabilities and Other non-current liabilities, respectively, in the Company’s consolidated statements of financial position. Right-of-use assets in the Company’s consolidated statements of financial position represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of future minimum lease payments over the lease term. Most leases do not provide an implicit rate; the Company uses its estimated incremental borrowing rate. The operating lease right-of-use assets include any payments made before commencement and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company made the policy election to account for lease payments on short-term leases on a straight-line basis over the lease term and not recognize these leases in the Company’s consolidated statements of financial position.
Lessor
The Company purchases new mining equipment from mining manufacturers for proprietary use and from time to time for the purpose of leasing such equipment to customers. The Company leases mining equipment through sales-type financing leases in accordance with ASC 842, Leases. These leases generally have terms of less than two years with early termination options. The leases also include options to purchase the underlying equipment at the end of the lease term or upon early termination. Revenue on sales type financing leases is recognized at the inception of the lease; related interest revenue is recognized over the term using the effective interest method. Interest revenue is derived from the discounted cash flows of the lease payments. There are no non-lease components associated with these leases. Investment in sales-type leases are included in Other non-current assets in the Company’s consolidated statements of financial position and are comprised of the minimum lease payments receivable at present value. There

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
is no residual value associated with the mining equipment. The fees from mining equipment leasing are presented within Revenue in the Company’s consolidated statements of operations.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and accumulated impairment losses. The initial cost of an asset comprises its purchase price or construction cost, any costs directly attributable to bringing the asset into operation and, where applicable, the initial estimation of any asset retirement obligation. The purchase price or construction cost is the aggregate amount paid and the fair value of any other consideration given to acquire the asset. The Company assesses property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of the asset to undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value.
Depreciation is recognized in General and administrative expenses in the Company’s consolidated statements of operations on a straight-line basis over the following estimated useful lives:
• Mining equipment 3 – 5 years
• Data center infrastructure 15 – 25 years
• Corporate assets other than leasehold improvements 3 – 10 years
• Leasehold improvements The shorter of the lease term or useful life of the assets
Items of property or equipment are derecognized upon disposal or when no future economic benefits are expected from their use. Any gain or loss arising on the derecognition of an asset, calculated as the difference between the net disposal proceeds and the carrying value of the asset, is included in General and administrative expenses in the Company’s consolidated statements of operations in the period the asset is derecognized. The assets’ residual values and useful lives are reviewed at each financial year-end and adjusted if necessary.
Goodwill and Other Intangible Assets
Goodwill
The Company tests goodwill for impairment on an annual basis and at other times, if a significant event or change in circumstance exists. The Company tests goodwill for impairment at the reporting unit level, which is at the level of, or one level below, its business segments. For both the annual and interim tests, the Company has the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in which case the quantitative test would be performed. The quantitative goodwill test compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identifiable intangible assets). If the reporting unit’s estimated fair value exceeds its estimated net book value, goodwill is not impaired. An impairment is recognized if the estimated fair value of a reporting unit is less than its estimated net book value. As of December 31, 2025, there were no reporting units with goodwill at-risk for impairment. The Company will continue to monitor its goodwill for possible future impairment.
Intangible Assets— Finite Lived
Intangible assets with a finite useful life are amortized over their estimated useful lives on a straight-line basis. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Amortization is recognized in General and administrative expenses in the Company’s consolidated statements of operations over the following estimated useful lives:
• Software technology 2 - 5 years

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
• Customer relationships and other intangibles 2 - 3 years
Intangible Assets—Indefinite Lived
Intangible assets, other than Digital intangible assets, assessed as having indefinite lives are not amortized but are assessed for indicators that the useful life is no longer indefinite or for indicators of impairment each period.
Intangible assets, both finite lived and indefinite lived other than Digital intangible assets, are included in Other non-current assets in the Company’s consolidated statements of financial position.
Investments
Investments consist of common stock, convertible notes, limited partnership and limited liability company interests, preferred stock, trust shares, bankruptcy claims, and warrants. Investments denominated in currencies other than the entity’s functional currency are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected in the Company’s consolidated statements of operations. See Notes 9, 10 and 11 for further information on investments.
Fair Value Option
The Company has elected the fair value option for certain eligible instruments including:
•Common stock investments
•Limited partnership / Limited liability company interest investments
•Trust units / Trust shares
•Preferred shares
•Stablecoins that are digital financial assets
Such election is irrevocable and is applied on an individual asset by asset or liability by liability basis at initial recognition. The primary reason for electing the fair value option is to reflect economic events in earnings on a timely basis. The investments, for which the fair value option has been elected, are valued consistent with the methodology applied to the other investments held by the Company. Changes in value of investments and stablecoins are recognized in Gains / (losses) from operations in the Company’s consolidated statements of operations.
Loans receivable
Loans receivable are U.S. dollar loans and are typically collateralized by the borrower’s digital assets. Loans are reported at the value of their outstanding principal balances less any allowance for credit loss, if applicable. Interest income is recognized when earned and is recorded within Revenue in the Company’s consolidated statements of operations.
Loans accounted for at amortized cost are placed on nonaccrual status when it is probable that the Company will not collect all principal and interest due under the contractual terms, regardless of the delinquency status or if a loan is past due for 90 days or more, unless the loan is well collateralized or has begun reperforming. Once placed on nonaccrual status, all accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis to the extent the principal balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding principal balance. A loan is considered past due when a principal or interest payment has not been made according to its contractual terms. The allowance for credit losses on Loans receivable under the CECL model reflects management’s estimate of credit losses over the remaining expected life of the loans and considers forecasts of future economic conditions. For the majority of its loans, including all loans supported by digital asset collateral, the Company applies the collateral maintenance practical expedient under ASC 326 in estimating its credit losses. Provision for credit losses expense is included in the General and administrative expense in the Company’s consolidated statements of operations.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Derivative assets and liabilities
The value of derivatives is determined by underlying asset prices, other inputs or a combination of these factors. The Company buys and sells derivative contracts to facilitate trades for its customers and for its own account. These are shown in Derivative assets and Derivative liabilities in the Company’s consolidated statements of financial position. Derivative assets and liabilities are measured at fair value, with the changes in fair value recognized in Gains / (losses) from operations in the Company’s consolidated statements of operations. The Company does not offset cash collateral paid or received against derivative assets or liabilities.
Equity-based compensation
The Company’s equity-based compensation includes grants of stock options, restricted stock, restricted share units, deferred share units and compensatory Class B Units to employees, officers, consultants and non-employee directors. The Company measures compensation expense for all awards based on the estimated fair value of the award on the date of grant. The fair value of awards is based on the price of the publicly traded company shares of GDI post-reorganization. Equity-based compensation is accrued and charged to Operating expenses, with an offsetting credit to shareholders’ equity, over the respective vesting periods.
The fair value of each stock option granted to employees is estimated using the Black-Scholes option-pricing model. Stock options granted to nonemployees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered. For restricted stock and standard Class B Units, the grant date fair value is based on the closing market price of the publicly traded shares on the date of grant. The fair value of the Profit Interest Class B Units was estimated using a probability-weighted expected return method at the end of each period.
The Company accounts for forfeitures as they occur. Stock-based compensation for time-based awards is recognized on a straight-line basis over the requisite vesting period. Stock-based compensation expense for performance-based awards is recognized on an accelerated basis over the requisite vesting period when it is considered probable that the performance vesting condition will be satisfied. See Note 21 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.
Income Taxes
GDI is an LP unit holder and sole GP of GDH LP, which is the operating partnership that conducts all of the Company's business and is treated as a partnership for U.S. federal tax purposes. As the Company has a controlling financial interest in GDH LP, the Company consolidates GDH LP’s financial results. As a partnership, GDH LP in not subject to most applicable U.S. federal, state, and local income taxes. GDH LP is subject to entity level New York City unincorporated business tax (“UBT”) on income allocated or apportioned to New York City while GDH LP’s foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located. Any taxable income or loss generated by GDH LP is passed through to and reported by its partners, including the Company, based on their respective allocable share. GDI is taxed as a corporation and pays applicable corporate federal, state, and local taxes on income allocated to it from GDH LP, as well as any stand-alone income or loss generated by GDI As the Company consolidates GDH LP but does not own all of the economic interest in GDH LP, the Company presents a noncontrolling interest related to the economic ownership of GDH LP held by its Class B common stockholders. The Company will not be taxed on the earnings attributed to the non-controlling interests.
Deferred income tax assets and liabilities are recognized for the expected future tax consequences of the differences between the U.S. GAAP and tax bases of assets and liabilities, measured at the balance sheet date using the tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when, based on the weight of all available evidence, management determines it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether a valuation allowance should be established, as well as the amount of such allowance. Deferred income tax assets and liabilities are offset and presented as a single amount in the statements of financial condition for each tax-paying component of an entity and within a particular tax jurisdiction. Deferred income tax assets are included in Other non-current assets and deferred income tax liabilities are included in Other non-current liabilities in the Company’s consolidated statements of financial position.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
The Company recognizes the income tax accounting effects of changes in tax law or rates (including retroactive changes) in the period of enactment.
The Company analyzes its tax filing positions in all tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions, which include all periods starting from 2020. If the Company determines that uncertainties in tax positions exist, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the greatest benefit that is more likely than not to be realized.
Due to the complexity of tax laws and the required interpretations by both the taxpayer and respective taxing authorities, significant judgment is required in determining tax expense / (benefit) and in evaluating tax positions and related uncertainties under U.S. GAAP. The Company reviews its tax positions quarterly and adjusts its tax balances, as necessary, when new legislation is passed or new information becomes available. Interest and penalties, when applicable, related to income taxes are recorded within Income taxes expense / (benefit) in the Company’s consolidated statements of operations.
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances the transparency and decision usefulness of income tax disclosures by requiring additional qualitative and quantitative information, including, among other items, more detailed disaggregation of the effective tax rate reconciliation and expanded disclosures related to income taxes paid by jurisdiction.
The Company adopted this ASU for the year ended December 31, 2025, and changes are reflected within the Income Taxes note (Note 26).
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This update revises the current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a Variable Interest Entity (“VIE”) that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. This update will be effective for all entities for annual reporting periods beginning after December 15, 2026. The Company does not expect this ASU to have a material impact on its financial statements.
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
In November 2025, the FASB issued ASU 2025-09, Hedge Accounting Improvements. This update was issued to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. This update (1) expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure, (2) provide a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable-rate debt instruments with contractual terms that permit the borrower to change the interest rate index and interest rate tenor upon which interest is accrued, (3) expand hedge accounting for forecasted

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
purchases and sales of nonfinancial assets, permitting applying hedge accounting to eligible components of forecasted spot-market transactions, forward-market transactions, and subcomponents of explicitly referenced components in an agreement’s pricing formula, (4) eliminates the requirement to apply the net written option test to a compound derivative comprising a swap and a written option designated as the hedging instrument in a cash flow hedge or a fair value hedge of interest rate risk, and (5) eliminates the recognition and presentation mismatch related to a dual hedge strategy. requiring that an entity exclude the debt instrument’s fair value hedge basis adjustment from the net investment hedge effectiveness assessment.
ASU 2025-09 will be effective for annual reporting periods commencing after December 15, 2026, and for interim periods within those annual reporting periods. The Company is still evaluating the impact of this ASU.
3. BUSINESS COMBINATIONS
Alluvial Finance
On November 25, 2025, the Company acquired all shares of Alluvial Finance (“Alluvial”), a staking software development firm which was the development company for Liquid Collective, an enterprise-grade liquid staking protocol. The purchase price was $7.1 million, which was paid in cash. The Company accounted for the acquisition under ASC Topic 805, Business Combinations (“ASC 805”). The Company recognized the following assets and liabilities in relation to the acquisition of Alluvial:

(in thousands)	November 25, 2025
Cash	$345
Other assets (net)	448
Intangible assets	2,470
Goodwill	3,864
Total assets	$7,127
The Company recognized approximately $3.9 million of goodwill as a result of this acquisition, which was attributed to the Digital Assets segment. Goodwill was attributed to the expected synergies from combining Alluvial’s operations with the Company and the expected future cash flows of the combined business.
Acquired intangible assets as a result of this acquisition consisted of intellectual property valued at $2.5 million. The intangible assets were measured at acquisition date fair value using an income approach in accordance with the Company’s accounting policies.
The Company incurred acquisition related transaction costs of $0.1 million, related to professional and legal fees. The revenue and net income / (loss) included in the Company’s consolidated statements of operations contributed by Alluvial for the year ended December 31, 2025, from the date of the acquisition, were not material to the Company. The revenue and net income / (loss) in the Company’s consolidated statements of operations contributed by Alluvial for the years ended December 31, 2025, 2024, and 2023, had Alluvial been acquired at the beginning of each reporting period, respectively, was not materially different from the amounts reported.
Meridian Labs
On June 5, 2025, the Company completed its purchase of Meridian Labs LLC, a technology consulting firm focused on blockchain development. The purchase price was $4.2 million, inclusive of $3.1 million of estimated contingent consideration to be paid in equal amounts of cash and Class A common stock. The amount of contingent consideration payable is determined by whether the acquired business achieves certain operational milestones. The maximum amount of contingent consideration would be $5.0 million if all of operating milestones are achieved. The Company accounted for the acquisition under ASC 805. The Company recognized approximately $4.2 million of goodwill which was attributed to the Digital Assets segment as a result of this acquisition.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
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
The consideration transferred was measured at the fair value of the cash and equity paid, and the estimated contingent consideration of approximately $1.2 million, in the form of shares of Class A common stock, that is payable by the Company upon determination of the final working capital amounts. The Company recognized the following assets and liabilities in relation to the acquisition of Fierce:

(in thousands)	December 9, 2024
Cash	$315
Intangible assets	411
Goodwill	8,588
Other non-current assets	3,296
Total assets	$12,610

Deferred tax liability	110
Total liabilities	$110
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

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
issued for milestone consideration. The Company recognized the following assets and liabilities in relation to the acquisition of CMF on July 18, 2024:

(in thousands)	July 18, 2024
Intangible assets	$7,213
Goodwill	5,193
Total assets	$12,406

Accounts payable and accrued liabilities	21
Total liabilities	$22
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
The Company incurred acquisition related transaction costs of $0.5 million of which the majority represented professional fees. The revenue and net income included in the Company's consolidated statements of operations contributed by CMF for the year ended December 31, 2024, from the date of the acquisition, were not material to the Company.
4. REVENUES
The following tables provide additional details related to the Company’s Revenues by segment for the years ended December 31, 2025, 2024 and 2023.

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	December 31, 2025
Digital assets sales	$59,850,850	$—	$—	$59,850,850
Fees	167,327	—	(8,756)	158,571
Blockchain rewards	237,135	—	(17,185)	219,950
Proprietary mining	—	—	14,489	14,489
Revenues from contracts with customers	$60,255,312	$—	$(11,452)	$60,243,860

Blockchain rewards from non-customers (1)	6,330	—	8,609	14,939
Interest income	123,716	8,433	15,780	147,929
Total revenues	$60,385,358	$8,433	$12,937	$60,406,728

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	December 31, 2024
Digital assets sales	$42,155,920	$—	$—	$42,155,920
Fees	74,962	—	28,232	103,194
Blockchain rewards	179,924	—	890	180,814
Proprietary mining	—	—	63,305	63,305
Revenues from contracts with customers	$42,410,806	$—	$92,427	$42,503,233

Blockchain rewards from non-customers (1)	5,852	—	2,099	7,951
Interest income	80,405	—	5,084	85,489
Total revenues	$42,497,063	$—	$99,610	$42,596,673

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	December 31, 2023
Digital assets sales	$51,488,120	$—	$—	$51,488,120
Fees	29,240	—	21,571	50,811
Blockchain rewards	3,230	—	2,455	5,685
Proprietary mining	—	—	33,121	33,121
Revenues from contracts with customers	$51,520,590	$—	$57,147	$51,577,737

Blockchain rewards from non-customers (1)	982	—	—	982
Interest income	43,919	—	4,141	48,060
Total revenues	$51,565,491	$—	$61,288	$51,626,779
_______________
(1)Includes blockchain rewards earned from decentralized finance protocols and third-party staking infrastructure.

Contract Liabilities
Contract liabilities consist of deferred revenue and include payments received in advance of performance obligations being met under the terms of the contract. Such amounts are recognized as revenue over the contractual period as the Company satisfies its performance obligations. As of December 31, 2025, December 31, 2024 and December 31, 2023, the Company had contract liabilities of $52.3 million, $0 and $0 respectively.

5. TRANSACTION EXPENSES
The Company incurred the following Transaction expenses by segment for the years ended December 31, 2025, 2024 and 2023.

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	December 31, 2025
Digital assets sales costs	$59,789,962	$—	$—	$59,789,962
Blockchain reward distributions	202,291	—	(23,369)	178,922
Borrowing costs	87,963	—	70,064	158,027
Mining and hosting costs	—	—	8,110	8,110
Other transaction expenses (1)	28,411	—	12,400	40,811
Transaction expenses	$60,108,627	$—	$67,205	$60,175,832

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	December 31, 2024
Digital assets sales costs	$42,102,441	$—	$—	$42,102,441
Blockchain reward distributions	146,731	—	(16,433)	130,298
Borrowing costs	25,652	—	75,108	100,760
Mining and hosting costs	—	—	47,643	47,643
Other transaction expenses (1)	23,228	—	5,486	28,714
Transaction expenses	$42,298,052	$—	$111,804	$42,409,856

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	December 31, 2023
Digital assets sales costs	$51,441,223	$—	$—	$51,441,223
Blockchain reward distributions	3,069	—	(504)	2,565
Borrowing costs	8,825	—	9,346	18,171
Mining and hosting costs	—	—	20,772	20,772
Other transaction expenses (1)	8,473	—	2,879	11,352
Transaction expenses	$51,461,590	$—	$32,493	$51,494,083
_______________
(1)Other transaction expenses include trading commissions, custody, and exchange fees.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
6. DIGITAL ASSETS
As of December 31, 2025 and 2024, the Company held digital assets of $4.5 billion and $2.9 billion, respectively. The Company had net gains / (losses) on digital assets of $742.4 million, $634.6 million, and $333.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following tables provide additional detail related to the Company’s digital assets balance as of December 31, 2025 and 2024:

(in thousands)	Digital intangible assets, current	Digital financial assets	Digital intangible assets, non-current	December 31, 2025
Digital intangible assets (includes $1,168.4 million measured at fair value)	$1,236,892	$—	$591	$1,237,483
Digital financial assets	—	422,144	—	422,144
Total self-custodied (1)	1,236,892	422,144	591	1,659,627

Digital intangible assets (includes $758.3 million measured at fair value)	840,960	—	26,233	867,193
Digital financial assets	—	8,304	—	8,304
Total held with third parties, including centralized trading platforms (1)	840,960	8,304	26,233	875,497

Collateral posted with counterparties (2) (includes $779.4 million measured at fair value)	810,338	—	—	810,338

Digital assets associated with decentralized finance protocols (2)(3)	638,026	558,173	—	1,196,199
Total digital assets	$3,526,216	$988,621	$26,824	$4,541,661

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

(in thousands)	Digital intangible assets, current	Digital financial assets	Digital intangible assets, non-current	December 31, 2024
Digital intangible assets (includes $1,480.9 million measured at fair value)	$1,544,377	$—	$75	$1,544,452
Digital financial assets	—	353,459	—	353,459
Total self-custodied (1)	1,544,377	353,459	75	1,897,911

Digital intangible assets (includes $451.4 million measured at fair value)	523,002	—	20,904	543,906
Digital financial assets	—	1,392	—	1,392
Total held with third parties, including centralized trading platforms (1)	523,002	1,392	20,904	545,298

Collateral posted with counterparties (2) (measured at fair value)	85,874	—	—	85,874

Digital assets associated with decentralized finance protocols (3)	394,328	4,814	—	399,142
Total digital assets	$2,547,581	$359,665	$20,979	$2,928,225
_______________
(1)Includes digital assets subject to sale restrictions, as well as certain digital assets bonded to validator nodes. Excludes digital assets issued by decentralized finance protocols which are self-custodied.
(2)Digital intangible assets posted as collateral under master loan agreements to third parties, for which control has not transferred, supports digital asset and fiat borrowings of $608.9 million and $53.7 million as of December 31, 2025 and 2024, respectively.
(3)Digital assets associated with decentralized finance protocols collectively support borrowings on these platforms of $74.2 million and $124.9 million as of December 31, 2025 and 2024, respectively. Decentralized finance protocols typically require borrowers to maintain a loan to value ratio of no greater than approximately 80% and 95%, collateral dependent. Includes self-custodied wrapped digital assets and digital assets held in smart contracts where the Company retains control.

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

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Digital Assets Subject to Lock-up Schedules
Certain digital assets are subject to sale restrictions through lock-up schedules typically associated with purchases from foundations. Digital assets restricted by lock-up schedules which have not yet been received by the Company are recognized as Digital assets receivable.
The Company held $58.3 million and $59.9 million of digital assets restricted by lock-up schedules as of December 31, 2025 and 2024, respectively. The fair value of digital assets subject to sale restrictions by lock-up schedule acquired prior to January 1, 2024 includes a discount for lack of marketability. Sale restrictions associated with these digital assets range from less than one week to approximately 2 years.
Staked Digital Assets
The Company had staked $239.6 million and $371.7 million of digital assets, including digital assets staked on decentralized finance protocols (i.e., liquid staked tokens), as of December 31, 2025 and 2024, respectively. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods on the respective blockchains. As of December 31, 2025 and 2024, the majority of the Company’s staked digital assets on various blockchains, including Ethereum, could be unbonded within 7 and 11 days, respectively. The blockchain rewards generated from proprietary staking activities for the were $18.8 million, $30.0 million, and $4.0 million for the year ended December 31, 2025, 2024, and 2023 respectively.
Significant Digital Asset Holdings
The Company’s digital asset balance includes digital assets borrowed from counterparties, deposited by counterparties as collateral for which Galaxy has control, and any digital assets which Galaxy has pledged as collateral and retains control. The following tables show the Company’s most significant gross digital asset holdings as of December 31, 2025 and 2024:

	December 31, 2025
(in thousands except for quantity)	Quantity	Historical cost	Carrying value
Bitcoin	25,723	$2,282,988	$2,251,410
USDC	392,816,281	393,418	392,659
AETHUSDC	231,655,352	231,601	231,562
Ether	61,137	180,946	181,422
SUSDC	138,611,076	149,634	150,083
GTSY	99,926,786	99,997	100,216
SOL	775,289	132,044	96,506
Other	not meaningful	423,804	328,957
Digital assets measured at fair value		3,894,432	3,732,815
Digital assets not measured at fair value	not meaningful	825,224	808,846
Total digital assets		$4,719,656	$4,541,661

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

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
As of December 31, 2025, Aave, Kamino, and Spark represented approximately 43%, 14%, and 13%, respectively, of the Company’s digital assets associated with decentralized finance protocols. As of December 31, 2024, Sky DAO (f.k.a. Maker DAO), Coinbase (via wrapped tokens), and Aave represented approximately 41%, 18%, and 10%, respectively, of the Company’s digital assets associated with decentralized finance protocols.
Digital Assets Rollforward
The following tables summarize the activity within our significant digital asset classes for the year ended December 31, 2025 and December 31, 2024:

Assets (in thousands)	Carrying value as of December 31, 2024	Purchases and receipts (1)	Sales or disbursements (2)	Net transferred (borrow / loaned) (3)	Impairment	Gains (4)	Losses (4)	Carrying value as of December 31, 2025
Digital intangible assets	$550,203	$23,639,878	$(23,450,239)	$144,597	$(753,701)	$693,897	$(15,789)	$808,846
Digital intangible assets at fair value	2,018,357	53,304,380	(53,157,410)	1,171,514	—	2,126,742	(2,719,389)	2,744,194
Digital financial assets	359,665	17,819,463	(17,837,080)	641,520	—	19,214	(14,161)	988,621
Total digital assets	$2,928,225	$94,763,721	$(94,444,729)	$1,957,631	$(753,701)	$2,839,853	$(2,749,339)	$4,541,661

Assets (in thousands)	Carrying value as of December 31, 2023	Purchases and receipts (1)	Sales or disbursements (2)	Net transferred (borrow / loaned) (3)	Impairment	Gains (4)	Losses (4)	Carrying value as of December 31, 2024
Digital intangible assets	$277,634	$13,951,687	$(13,788,542)	$(54,557)	$(331,920)	$522,732	$(26,831)	$550,203
Digital intangible assets at fair value	736,151	36,373,625	(36,833,231)	717,704	—	2,772,182	(1,748,074)	2,018,357
Digital financial assets	74,386	12,231,270	(11,756,032)	(190,266)	—	2,507	(2,200)	359,665
Total digital assets	$1,088,171	$62,556,582	$(62,377,805)	$472,881	$(331,920)	$3,297,421	$(1,777,105)	$2,928,225
__________________
(1)Includes receipts of digital intangible assets and digital financial assets resulting from non-revenue transactions (e.g., cross-chain swaps of similar assets), receipt of loan interest, pre-launch investments, and other investment distributions.
(2)Digital intangible assets consists of digital assets sales costs, excluding impairment, included within Transaction expense in the consolidated statements of operations and disbursements of digital assets to satisfy certain liabilities. Digital financial assets includes disbursements to satisfy certain liabilities.
(3)Includes all movements impacting the Digital intangible assets and Digital financial assets line items in the consolidated statement of financial position associated with digital asset lending and borrowing activities including collateral and fair value revaluations, as applicable.
(4)Includes realized gains of $2.7 billion and $3.2 billion and realized losses of $2.5 billion and $1.6 billion for the year ended December 31, 2025 and December 31, 2024, respectively. Does not include gains or losses from digital assets related to loans or collateral.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
7. DIGITAL ASSET LOANS RECEIVABLE AND DIGITAL ASSETS BORROWED
In the ordinary course of business, the Company enters into agreements to borrow digital assets to finance the Company’s trading operations. The Company may lend digital assets borrowed from counterparties or acquired through other operations. As of December 31, 2025 and December 31, 2024, no Digital asset loans receivable were past due.
Digital Asset Loans Receivable, Net of Allowance

(in thousands)	December 31, 2025	December 31, 2024
Digital asset loans receivable	$1,070,125	$579,954
Digital asset loans receivable - non-current	8,900	—
Less: Allowance for credit losses	(96)	(424)
Digital asset loans receivable, net	$1,078,929	$579,530
Collateral Payable Associated with Digital Asset Loans Receivable

(in thousands)	December 31, 2025	December 31, 2024
Collateral payable — Digital assets	$1,322,442	$673,427
Collateral payable — Cash	10,617	44,535
Collateral payable associated with digital asset loans receivable	$1,333,059	$717,962
Digital Assets Borrowed

(in thousands)	December 31, 2025	December 31, 2024
Digital assets borrowed — current	$2,361,161	$1,497,609
Digital assets borrowed — non-current	56,107	—
Digital assets borrowed	$2,417,268	$1,497,609
The Company borrows digital assets from both over-the-counter and decentralized finance sources. The most significant digital assets borrowings as of December 31, 2025 were bitcoin, USDC, ether, tether, and SOL, including associated wrapped tokens, which represented approximately 95% of total Digital assets borrowed. The most significant digital assets borrowings as of December 31, 2024 were bitcoin, ether, DAI, and SOL, including associated wrapped tokens, which represented approximately 87% of total Digital assets borrowed.
Assets Posted as Collateral Associated with Digital Assets Borrowed, Current and Non-current

(in thousands)	December 31, 2025	December 31, 2024
Assets posted as collateral — Digital assets	$186,514	$84,221
Less: Allowance for credit loss	(734)	(826)
Assets posted as collateral associated with digital assets borrowed	$185,780	$83,395
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

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
$329.0 million, $267.8 million and $151.6 million for the years ended December 31, 2025, 2024 and 2023 respectively.
The breakdown of the Company’s derivatives portfolio, as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025
(in thousands)	Notional Amounts (1)	Derivative Assets	Derivative Liabilities
Digital assets	$1,967,358	$72,815	$(33,656)
Foreign currencies	391,680	1,484	(424)
Equity securities	4,758,135	1,307	(5,103)
Interest rates	1,372,860	465	(189)
Commodities	82,763	2,767	(1,110)
	8,572,796	78,838	(40,482)

Digital assets receivable	8,527	8,497	—
Embedded derivatives — Digital assets borrowed	2,728,919	321,651	(10,000)
Embedded derivatives — Collateral payable	2,283,590	358,743	(36,057)
Embedded derivatives — Payable to customer	84,235	854	—

	December 31, 2024
(in thousands)	Notional Amounts (1)	Derivative Assets	Derivative Liabilities
Digital assets	$4,685,112	$185,208	$(145,493)
Foreign currencies	19,259	12,064	(10,483)
Equity securities	1,049,846	10,343	(9,683)
Interest rates	5,002	19	(13)
Commodities	10,583	19	(186)
	5,769,802	207,653	(165,858)

Digital assets receivable	3,911	60,720	—
Embedded derivatives — Digital assets borrowed	1,269,013	24,039	(252,635)
Embedded derivatives — Collateral payable	1,219,247	55,848	(161,261)
Embedded derivatives — Notes payable	847,500	—	(136,192)
_______________
(1)Notional amounts represent the U.S. Dollar denominated size of the underlying assets for the derivative instruments. While the notional amounts disclosed above give an indication of the volume of the Company’s derivatives activity, they do not accurately reflect the Company’s economic exposure as they do not reflect the Company’s long and short derivative positions.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

The table below represents the breakdown of collateral payable and assets posted as collateral associated with derivative positions as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Collateral payable — Digital assets	$24,747	$30,600
Collateral payable — Cash	7,457	30,460
Collateral payable associated with derivatives	$32,204	$61,060

Assets posted as collateral — Digital assets	248	$—
Assets posted as collateral — Cash	700	—
Assets posted as collateral associated with derivatives	$948	$—
Derivatives designated as hedging instruments
The Company enters into derivatives designated as cash flow hedges to manage exposure to variability in future cash flows associated with interest payments.
The breakdown of the Company's portfolio of derivatives designated as hedging instruments as December 31, 2025 was as follows:

	December 31, 2025
(in thousands)	Notional Amounts	Derivative Assets	Derivative Liabilities
Interest rates	1,400,000	4,969
Derivatives designated as cash flow hedges	$1,400,000	$4,969	$—
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges for the following periods:

	Years Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Gain / (loss) recognized in OCI	(4,506)	—	—
Derivatives designated as cash flow hedges	$(4,506)	$—	$—
9. INVESTMENTS
Net gain / (loss) on investments included in Gains / (losses) from operations in the Company’s consolidated statements of operations consists of the following:
•Net realized gains / (losses) related to sales of investments were $258.8 million, $(171.1) million and $13.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
•Net unrealized gains / (losses) related to investments were $(381.3) million, $429.9 million and $84.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Investments at Measurement Alternative
The following table presents investments for which the measurement alternative has been elected. These investments have been valued at cost less impairment and where applicable at observable transaction prices based on orderly transactions for the identical or similar investments of the same issuer.

		Impairment		Upward Adjustments
(in thousands)	Carrying Value	Period to date	Cumulative	Period to date	Cumulative
December 31, 2025	$159,239	$(19,178)	$(73,207)	$18,727	$81,919
December 31, 2024	$63,227	$(6,990)	$(59,608)	$2,214	$63,652

10. VARIABLE INTEREST ENTITIES
The Company holds investments in VIEs that are not consolidated due to either a lack of variable interests or where the Company is not the primary beneficiary. The fair value option was elected for investments in non-consolidated VIEs for which the Company was deemed to have significant influence; therefore, changes in the fair value of these investments are recorded through Gains / (losses) from operations in the Company’s consolidated statements of operations. NAV was utilized as the practical expedient to fair value.
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

	December 31, 2025			December 31, 2024
(in thousands)	Fair Value of Investment	Unfunded Commitments	Maximum Exposure	Fair Value of Investment	Unfunded Commitments	Maximum Exposure
Sponsored Investment Funds	$259,276	$37,308	$296,584	$398,386	$56,725	$455,111
Other VIE’s	168,630	12,114	180,744	143,145	12,294	155,439
Total	$427,906	$49,422	$477,328	$541,531	$69,019	$610,550
11. FAIR VALUE OPTION
The Company elected the fair value option for certain eligible assets. The following table summarizes the financial instruments for which the fair value option has been elected:

(in thousands)	December 31, 2025	December 31, 2024
Assets
Digital financial assets	$988,621	$359,665
Investments	627,351	558,093
Total	$1,615,972	$917,758

The fair value option was only elected for investments, within the Investments line item, where the Company was deemed to have significant influence and otherwise would have applied the equity method of accounting.
Realized and unrealized gains / (losses) on financial instruments for which the fair value option has been elected are recorded in Gains / (losses) from operations in the Company’s consolidated statements of operations. The

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
following table presents the realized and net change in unrealized gains / (losses) on the financial instruments on which the fair value option was elected:

	Years Ended December 31,
	2025		2024		2023
(in thousands)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)
Investments	$111,919	$(247,749)	$83,441	$130,980	$(833)	$88,757
Realized and unrealized gains for digital assets classified as financial assets were $5.1 million, $0.3 million and $11.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
12. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Items measured on a recurring basis at fair value:

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Digital financial assets	$694,991	$293,630	$—	$988,621
Digital intangible assets at fair value	2,636,173	108,021	—	2,744,194
Digital asset loans receivable, net of allowance — Financial assets	—	374,308	—	374,308
Digital assets receivable		43	8,454	8,497
Derivative assets	69,548	14,259	—	83,807
Embedded derivative — Collateral payable — Digital assets	—	358,743	—	358,743
Embedded derivative — Digital assets borrowed	—	321,651	—	321,651
Embedded derivative — Payable to customer	—	854	—	854
Investments (1)	761,408	29,313	495,372	1,286,093
	$4,162,120	$1,500,822	$503,826	$6,166,768
Liabilities
Investments sold short (2)	$59,893	$—	$—	$59,893
Derivative liabilities	32,486	7,996	—	40,482
Embedded derivative — Digital assets borrowed	—	10,000	—	10,000
Embedded derivative — Collateral payable	—	36,057	—	36,057
	$92,379	$54,053	$—	$146,432
__________________
(1)Excludes equity securities measured utilizing net asset value as a practical expedient of $287.0 million and investments utilizing the measurement alternative of $159.2 million as they are without readily determinable fair values.
(2)Investments sold short are included in Other current liabilities in the Company’s consolidated statements of financial position.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Digital financial assets	$354,851	$4,814	$—	$359,665
Digital intangible assets at fair value	1,929,661	68,239	20,457	2,018,357
Digital asset loans receivable, net of allowance — Financial assets	—	393,734	—	393,734
Digital assets receivable	204	24	60,492	60,720
Assets posted as collateral — Digital assets	—	278,527	—	278,527
Derivative assets	188,836	18,817		207,653
Embedded derivative — Collateral payable	—	55,848	—	55,848
Embedded derivative — Digital assets borrowed	—	24,039	—	24,039
Investments (1)	751,220	—	524,573	1,275,793
	$3,224,772	$844,042	$605,522	$4,674,336
Liabilities
Investments sold short (2)	$6,524	$—	$—	$6,524
Derivative liabilities	58,155	107,703	—	165,858
Embedded derivative — Digital assets borrowed	—	252,635	—	252,635
Embedded derivative — Collateral payable	—	161,261	—	161,261
Embedded derivative — Notes payable	—	—	136,192	136,192
	$64,679	$521,599	$136,192	$722,470
__________________
(1)Excludes equity securities measured utilizing net asset value as a practical expedient of $304.5 million and equity securities utilizing the measurement alternative of $63.2 million as they are without readily determinable fair values.
(2)Investments sold short are included in Other current liabilities in the Company’s consolidated statements of financial position
Nonrecurring Fair Value Measurements
Impairment losses are recognized for Digital intangible assets carried at the lower of cost or impaired value and Property and equipment, net when their carrying amounts exceed fair value. See Note 14 for additional information on impairment of Property and equipment. The carrying values for Digital intangible assets carried at the lower of cost or impaired value were $808.8 million and $550.2 million as of December 31, 2025 and 2024, respectively. The Company categorized the fair value measurements for Property and equipment, net as Level 3.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
The following table summarize changes in assets and liabilities measured and reported at fair value for which Level 3 inputs have been used to determine fair value for the periods ended December 31, 2025 and 2024, respectively.

(in thousands) Assets	Fair value, Beginning Balance	Purchases	Sales /Distributions	Net Realized Gain / (Loss)	Net Unrealized Gain / (Loss)	Transfers in /(out) of Level 3	Fair value, Ending Balance
Digital intangible assets
December 31, 2025	$20,457	$—	$—	$—	$—	$(20,457)	$—
December 31, 2024	$68,004	$—	$—	$—	$(17,043)	$(30,504)	$20,457
Digital assets receivable
December 31, 2025	$60,492	$2,250	$—	$—	$(3,724)	$(50,564)	$8,454
December 31, 2024	$20,569	$—	$(4,727)	$4,724	$52,477	$(12,551)	$60,492
Investments
December 31, 2025	$524,573	$500,456	$(354,924)	$169,999	$(91,976)	$(252,756)	$495,372
December 31, 2024	$364,576	$129,188	$(221,564)	$117,036	$119,803	$15,534	$524,573
Embedded derivative — Notes payable
December 31, 2025	$136,192	$—	$—	$—	$—	$(136,192)	$—
December 31, 2024	$10,472	$93,993	$—	$—	$31,727	$—	$136,192
Transfers in and out of Level 3 are considered to have occurred at the beginning of the period the transfer occurred. For the period ended December 31, 2025, gross transfers into Level 3 were $13.1 million and gross transfers out of Level 3 were $473.1 million. The transfers into Level 3 for Investments were due to fair value adjustments determined by unobservable market inputs. The transfers into Level 3 for Digital assets receivable were due to underlying token launches of contracts held. The transfers out of Level 3 for Investments were due to conversion of warrants and preferred stock into publicly traded common stock. Transfers out of Level 3 for Digital assets receivable and Digital assets were due to removal of restrictions. Transfers out of Level 3 for Embedded derivative — Notes payable was due to the Reorganization Transactions. See Note 18 for additional information. For the year ended December 31, 2024, gross transfers into Level 3 were $21.2 million and gross transfers out of Level 3 were $48.7 million. The transfers into Level 3 for Investments were due to fair value adjustments determined by unobservable market inputs. The transfers into Level 3 for Digital assets receivable were due to underlying token launches of contracts held. Transfers out of Level 3 for Investments related to a conversion of a convertible note upon emergence from a bankruptcy during the year. Transfers out of Level 3 for Digital assets receivable and Digital assets were due to the removal of restrictions.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
The following table presents additional information about valuation methodologies and significant unobservable inputs used for assets and liabilities that are measured and reported at fair value and categorized within Level 3 as of December 31, 2025 and 2024, respectively:

Financial Instrument	Fair Value at December 31, 2025 (in thousands)	Significant Unobservable Inputs	Range	Weighted Average
Digital assets receivable	$8,454	Marketability discount	3.3% - 72.3%	49.3%
Investments	$495,372	Time to liquidity event (years)	0.0 - 10.0	4.8
		Annualized equity volatility	60.0% - 90.0%	81.7%
		Risk free rate	3.5% - 4.2%	3.8%
		Market adjustment discount	25.0% - 90.0%	46.9%
		Market adjustment premium	50.0% - 180.0%	102.9%
		Marketability discount	13.8% - 35.0%	23.8%
		Expected dividend payout ratio	—%	—%
		Enterprise value to LTM revenue multiple	2.5x - 3.3x	3.1x
		Enterprise value to projected revenue multiple	3.0x - 5.0x	4.4x
		Enterprise value to annualized revenue	5.0x - 9.0x	7x
		Enterprise value to ARR	3.0x - 13.00x	12.0x
		EV to gross profit	6.0x	6.0x
		Recovery percentage	36.0%	36.0%

Financial Instrument	Fair Value at December 31, 2024 (in thousands)	Significant Unobservable Inputs	Range	Weighted Average
Digital intangible assets	$20,457	Marketability discount	15.9% - 45.2%	32.1%
Digital assets receivable	$60,492	Marketability discount	5.5% - 72.8%	35.8%
Investments	$524,573	Time to liquidity event (years)	1.0 - 5.0	4.1
		Annualized equity volatility	70.0% - 90.0%	88.8%
		Risk free rate	3.4% - 4.4%	4.2%
		Market adjustment discount	30.0% - 90.0%	41.0%
		Market adjustment premium	25.0% - 130.0%	79.6%
		Marketability discount	3.5% - 51.8%	26.0%
		Expected dividend payout ratio	—%	—%
		Enterprise value to LTM revenue multiple	2.5x - 16.8x	10.8x
		Enterprise value to projected revenue multiple	2.0x - 10.5x	7.0x
		Enterprise value to annualized revenue	3.5x - 9.0x	6.7x
		Enterprise value to LTM volume	3.0x	3.0x
		Enterprise Value to ARR	8.5x - 15.8x	10.9x
		Price to tangible book value	1.5x	1.5x
		Enterprise value to projected EBITDA	9.0x - 14.0x	11.5x
		Scenario probability	35.0%	35.0%
		Recovery percentage	35.0% - 61.6%	51.5%
Embedded derivative — Notes payable	$136,192	Volatility	45.6% - 75.0%	55.4%
		Risk free rate	4.2% - 4.4%	4.3%
		Time-step (years)	0.004	0.004

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Increases and/or decreases in the various unobservable inputs used to determine the Level 3 valuations could result in significantly higher or lower fair value measurements.
Financial Instruments Not Measured at Fair Value
The following table presents the fair value of financial instruments not measured at fair value in the Company’s consolidated statements of financial position. This table excludes non-financial assets and liabilities.

	As of December 31, 2025
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,246,240	$1,246,240	$1,246,240	$—	$—
Assets posted as collateral – Cash	700	700	—	700	—
Accounts receivable	34,012	34,012	—	34,012	—
Loans receivable	557,002	557,002	—	557,002	—
Total Assets	$1,837,954	$1,837,954	$1,246,240	$591,714	$—
Accounts payable and accrued liabilities	$277,663	$277,663	$—	$277,663	$—
Notes payable	2,861,055	2,864,110	—	1,986,123	$877,987
Collateral payable — Cash	19,266	19,266	—	19,266	—
Payable to customers — Cash	2,359	2,359	—	2,359	—
Loans payable	52,626	52,626	—	52,626	—
Settlement liability	151,034	148,775	—	148,775	—
Total Liabilities	$3,364,003	$3,364,799	$—	$2,486,812	$877,987

	As of December 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$462,103	$462,103	$462,103	$—	$—
Assets posted as collateral – Cash	—	—	—	—	—
Accounts receivable	55,279	55,279	55,279	—	—
Loans receivable	476,620	476,620	—	476,620	—
Total Assets	$994,002	$994,002	$517,382	$476,620	$—
Accounts payable and accrued liabilities	$281,531	$281,531	$281,531	$—	$—
Notes payable	845,186	836,402	—	836,402	—
Collateral payable — Cash	74,995	74,995	—	74,995	—
Payable to customers — Cash	19,520	19,520	—	19,520	—
Loans payable	510,718	510,718	—	510,718	—
Settlement liability	149,445	151,029	—	151,029	—
Total Liabilities	$1,881,395	$1,874,195	$281,531	$1,592,664	$—
13. LOANS RECEIVABLE
In the general course of business, the Company offers fiat-denominated loans to counterparties against digital assets or other collateral. No loans receivable were on nonaccrual status as of December 31, 2025 or December 31, 2024.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Loans Receivable, Current and Non-current

(in thousands)	December 31, 2025	December 31, 2024
Loans receivable	$554,622	$476,620
Loans receivable, non-current	2,553	—
Less: allowance for credit loss	(173)	—
Loans receivable, current and non-current	$557,002	$476,620
Loans receivable are scheduled to be repaid during the following periods:

(in thousands)	Amounts
2026	$554,622
2027	—
2028	2,553
2029	—
2030	—
Loans receivable, current and non-current	$557,175
Balances represent loan principal and exclude accrued interest receivable on loans.
Collateral Payable Associated with Loans Receivable, Current and Non-current

(in thousands)	December 31, 2025	December 31, 2024
Collateral payable — Digital assets	$613,716	$620,633
Collateral payable — Cash	1,192	—
Collateral payable associated with loans receivable, current and non-current	$614,908	$620,633
Interest income related to the Company’s Loans receivable was $54.0 million, $48.7 million and $36.5 million for the years ended December 31, 2025, 2024 and 2023 respectively.
14. PROPERTY AND EQUIPMENT
The following table represents property and equipment balances and accumulated depreciation as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Corporate assets (1)	$15,084	$11,093
Mining equipment	79,250	172,572
Data center infrastructure (2)	67,669	113,710
Land	35,272	12,809
WIP / Construction in progress (3)	1,344,211	35,777
Property and equipment, gross (4)	1,541,486	345,961
Less: Accumulated depreciation	(30,135)	(57,934)
Less: Impairment (5)	(88,238)	(50,989)
Property and equipment, net	$1,423,113	$237,038
__________________
(1)Corporate assets balances primarily relate to computer equipment, leasehold improvements, and furniture and fixtures.
(2)Data center infrastructure comprises land and improvements associated with our mining and Artificial Intelligence (“AI”) and High Performance Computing (“HPC”) leasing businesses. During the year ended December 31, 2025, a portion of data center

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
infrastructure assets were transferred to WIP / Construction in progress as they are undergoing enhancements to support deployment of Galaxy’s AI/HPC operations.
(3)WIP/Construction in progress related to data center infrastructure under construction.
(4)Gross asset amounts are net of any asset disposals.
(5)Recognized in General and administrative expenses in the Company’s consolidated statements of operations.

Depreciation expense of $18.2 million, $31.2 million and $15.3 million for the years ended December 31, 2025, 2024, and 2023 respectively, is included in General and administrative expenses in the Company’s consolidated statements of operations.
Impairment of Mining Equipment and Related Infrastructure
The Company assesses mining equipment and related infrastructure for impairment when a triggering event is identified. For the years ended December 31, 2025, 2024, and 2023 the Company recognized an impairment $87.3 million, $0.1 million, and $0.5 million, respectively. Impairment for 2025 is the result of a change of anticipated use of the mining equipment and related infrastructure in fiscal year 2025. Impairment is recognized in relation to mining equipment and related infrastructure, including assets in WIP/Construction in progress, which was applicable to the Treasury and Corporate segment. Impairment testing of assets held for use requires determination of recoverability using unobservable inputs such as estimated future cash flows and involves significant judgment. The Company estimated the future cash flows related to mining equipment and related infrastructure using the bitcoin price and network difficulty, as well as expected hosting cost as key inputs.
15. LEASES
Lessor
Deferred lease revenue represents payments received in advance of the Company’s performance obligation under the lease agreements in its Data Centers segment. Deferred lease revenue is recognized as income on a straight-line basis over the term of the lease agreement. The following table summarizes the Company’s deferred lease revenue activity for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$—	$—	$—
Lease billings in advance of performance obligation satisfaction	150,000	—	—
Revenue recognized during the period	—	—	—
Ending Balance	$150,000	$—	$—
For the year ended December 31, 2023, the Company recognized $0.5 million of revenue related to third-party leases of mining equipment. These lease agreements expired in June 2023.
Lessee
The Company enters into leases primarily for real estate, substantially all of which are used in connection with its operations.
Operating lease costs were $5.9 million, $5.8 million and $7.8 million for the years ended December 31, 2025, 2024 and 2023 respectively. Variable lease costs, which are included in operating lease costs, were not material for the year ended December 31, 2025, 2024 and 2023.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Supplemental disclosures for the Company’s consolidated statements of cash flows:

(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net cash provided by / (used in) operating activities
Cash paid in the measurement of operating lease liabilities	$5,625	$5,973	$7,838
Supplemental statement of financial position and other disclosures related to operating lease right-of-use assets:

(in thousands, except lease term and discount rate)	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$10,337	$8,223
Operating lease liabilities	12,479	10,229
Weighted average remaining lease term	3.0 years	3.6 years
Weighted average discount rate(1)	9%	10%
__________________
(1)The weighted average discount rate represents the Company’s incremental borrowing rate.
The following table represents future minimum lease payments of the Company’s operating lease liabilities as of December 31, 2025:

(in thousands)	Lease liability
Year ending December 31,
2026	4,822
2027	4,837
2028	4,182
2029	429
Total future minimum lease payments	14,270
Less: Interest	1,791
Total lease liability	$12,479
16. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table reflects the changes in the carrying amount of goodwill:

(in thousands)	December 31, 2025	December 31, 2024
Balance, beginning of period	$58,037	$44,257
Additions due to acquisitions (Note 3)	8,486	13,780
Balance, end of period	$66,523	$58,037
The Company recognized no impairment of Goodwill for the years ended December 31, 2025, 2024 and 2023. All goodwill is allocated to the Digital Assets segment.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Other Intangible Assets
The following table represents intangible assets and accumulated amortization as December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Software technology (1)	$48,494	$40,508
Other purchased finite-life intangible assets	13,701	13,701
Indefinite-lived intangible asset	1,761	1,761
Intangible assets, gross	63,956	55,970
Less: Accumulated amortization	(34,458)	(18,619)
Intangible assets, net	$29,498	$37,351
_________________
(1)Includes capitalized equity based compensation of $4.6 million and $3.1 million as of December 31, 2025 and 2024. respectively.
The Company estimates that there is no significant residual value related to its finite-life intangible assets. The expected future amortization expense for currently amortizing finite-life intangible assets for the next five years is as follows:

(in thousands)	Amounts
2026	11,318
2027	8,369
2028	6,982
2029	547
2030	120
Total future amortization expense	$27,336
17. OTHER ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Prepaid expenses and other assets consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Prepaid expenses and assets (1)	$43,721	$11,112
Asset purchase deposits	34,168	4,845
Current tax asset and taxes receivable	17,152	5,364
Other (2)	4,693	5,571
	$99,734	$26,892
__________________
(1)Includes certain assets related to data center activities.
(2)Includes receivables related to non-consolidated funds management, advisory activities and tax payments made on behalf of certain related parties. Refer to Note 23 for further information on related party transactions.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Accounts payable and accrued liabilities consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Compensation and compensation related	$93,644	$71,553
Professional fees	6,725	5,684
Promissory note (1)	—	96,933
Legal settlement	39,095	40,000
Construction and mining related payables and accrued liabilities	84,901	9,385
Payable for digital asset trades	3,223	20,970
Interest	13,216	15,530
Payable for investments and acquisitions	5,802	11,054
Accounts payable	17,570	6,910
Deferred revenue	441	358
Taxes payable	3,410	—
Other	9,636	3,154
	$277,663	$281,531
__________________
(1)As a result of the Reorganization Transactions, the Promissory Note between GDH LP and GDI was eliminated in consolidation. Refer to Note 23 for further information on related party transactions.
Other non-current liabilities consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Tax liabilities and liability from tax receivable agreement	$209,273	$42,994
Deferred revenue	183,321	—
Legal settlement	111,939	142,462
Lease liability	8,636	6,936
	$513,169	$192,392
18. COMMITMENTS AND CONTINGENCIES
Leases
As of December 31, 2025 and 2024, the Company had commitments primarily under three leases. Refer to Note 15 for further information on lease commitments.
Investment and Loan Commitments
As of December 31, 2025 and 2024, the Company was obligated to six and seven portfolio companies, respectively, all of which are non-consolidated variable interest entities (VIEs), to fund up to $49.4 million and $69.0 million, respectively. Subsequent to the year ended December 31, 2025, none of this amount has been funded. Refer to Note 10 for further information on VIEs.
As of December 31, 2025 and 2024, the Company had outstanding credit facilities to counterparties and arrangements to finance delayed trading settlement up to three days totaling $80.0 million and $60.0 million, respectively, and had funded $60.0 million and $39.9 million in relation to these facilities as of December 31, 2025 and 2024, respectively. Credit facilities are supported by counterparties’ assets. There were no additional fundings of these facilities subsequent to period end.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Safeguarding of Customer Digital Assets
The Company is obligated to safeguard certain digital assets held on behalf of its customers, which are not recognized on the Company's consolidated statement of financial position. As such, the Company may be liable to its customers for losses arising from the Company’s failure to safeguard those digital assets from loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of December 31, 2025 and 2024.
Contractual Commitments
As of December 31, 2025 and 2024, the Company had an outstanding commitment for the construction of improvements at its Helios facility totaling $529.8 million and $9.1 million, respectively.
Indemnifications
The Company has provided standard representations for agreements and customary indemnification for claims and legal proceedings. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, counterparties to these transactions often provide comparable indemnifications. The Company is unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, it is not possible to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. The Company believes, however, that the possibility of making any material payments for these indemnifications is remote. As of December 31, 2025 and 2024, there was no liability accrued under these arrangements.
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
LUNA Matters: On March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve civil claims relating to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. As of December 31, 2025, the Company had accrued a legal provision of $151.0 million. The accrued amounts include the impact of discounting the estimated cash flows at a rate of approximately 4.3%. The undiscounted amount of the settlement was $160.0 million as of December 31, 2025 and payable between 2026 and 2028, with a payment of $40.0 million in 2026, and a payment of $60.0 million in each of 2027 and 2028. Under the terms of the settlement, Galaxy also agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
In December 2022, a proposed class action was filed in the Ontario Superior Court of Justice against GDH Ltd., our Chief Executive Officer (“CEO”) and our former Chief Financial Officer asserting various claims including alleged misrepresentations relating to our public disclosure regarding investments and trading in the LUNA digital asset. The class action purports to be brought on behalf of a proposed class of persons and entities who acquired our

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
securities on the secondary market from May 17, 2021 to and including May 6, 2022. The class action seeks unspecified damages and various declaratory relief, including leave to proceed with the right of action for misrepresentation under statutory securities provisions. These proceedings are still in early stages and have not been certified to proceed as a class action. The plaintiff’s motion for leave and certification is scheduled to be heard in June 2026. Based on the stage of the case, the outcome remains uncertain, and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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
Tax-related distributions of $49.3 million, $55.3 million and $22.4 million were paid during the years ended December 31, 2025, 2024 and 2023.
In December 2021, July 2024, and during the year ended December 31, 2025, the Company contributed approximately $523.0 million, $20.0 million, and $634.8 million, respectively, into wholly-owned subsidiaries through which the Company operates bitcoin mining, qualified digital assets and blockchain related activities, and AI/HPC leasing activities in qualified opportunity zones. The qualified opportunity zone program was established by Congress under the Tax Cuts and Jobs Act of 2017 to encourage long-term investments in low-income urban and rural communities nationwide, and through which taxpayers may defer eligible capital gains provided they meet the program’s requirements. In December 2026, the Company will be required to recognize capital gains on 90% of the contributed amount for U.S. federal tax purposes, which will be allocated to the limited partner unit holders of GDH LP including the noncontrolling interest holders of the Company, in accordance with their ownership interests at that time. As such depending on facts and circumstances at that time, the Company may be required to make additional tax distributions to its noncontrolling interest holders.
19. LOANS AND NOTES PAYABLE
Loans Payable
In the ordinary course of business the Company may borrow fiat currency, such as US dollars, to facilitate digital asset trading and lending activity. For the majority of these loans, there is no set repayment term and the Company can prepay without penalty.

(in thousands)	December 31, 2025	December 31, 2024
Loans payable	$52,626	$510,718
Interest expense related to the Company’s loans payable was $13.0 million, $11.5 million and $2.2 million for the year ended December 31, 2025, 2024 and 2023 respectively.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Assets Posted as Collateral Associated with Loans Payable

(in thousands)	December 31, 2025	December 31, 2024
Assets posted as collateral — Digital assets	$13,317	$194,306
Less: Allowance for credit losses	(62)	(554)
Assets posted as collateral associated with digital asset loans payable	$13,255	$193,752
Notes Payable
GDH LP issued $500 million aggregate principal amount of 3.00% exchangeable senior notes (the “2026 Exchangeable Notes”) on December 9, 2021, $402.5 million aggregate principal amount of 2.500% exchangeable senior notes on November 25, 2024 (the “2029 Exchangeable Notes”), and $1.3 billion aggregate principal amount of 0.50% exchangeable senior notes (the “2031 Exchangeable Notes”, together with the “2029 Exchangeable Notes” and “2026 Exchangeable Notes”, the “Exchangeable Notes”). Outstanding 2026 Exchangeable Notes, 2029 Exchangeable Notes, and 2031 Exchangeable Notes will mature and the aggregate principal amount is due in 2026, 2029 and 2031, respectively, unless earlier exchanged, redeemed or repurchased. Interest on the Exchangeable Notes is payable semi-annually. There were no origination discounts or premiums associated with the Exchangeable Notes. The 2026 Exchangeable Notes have an initial exchange rate of 7,498.2210 shares of Class A common stock per $250,000 principal amount, the 2029 Exchangeable Notes have an initial exchange rate of 10,497.5856 shares of Class A common stock per $250,000 principal amount, and the 2031 Exchangeable Notes have an initial exchange rate of 17.9352 shares of Class A common stock per $1,000 principal amount. All Exchangeable Notes issued are subject to certain selling and transfer restrictions set forth in each investor’s note purchase agreement and as set forth in the applicable indenture that governs the Exchangeable Notes.
Prior to the Reorganization Transactions, the Company determined that the exchange features represented derivative financial instruments embedded in the Exchangeable Notes as the notes were exchangeable for ordinary shares of GDH Ltd., an unconsolidated affiliate. The exchange feature was recorded at fair value as a discount to the value of the Exchangeable Notes as of the applicable inception date. Accordingly, the Company recorded aggregate discounts of $71.0 million and $94.0 million for the fair value of the derivative liability at inception of the 2026 Exchangeable Notes and the 2029 Exchangeable Notes, respectively. The difference between the proceeds allocated to the exchangeable instrument at issuance and the fair value of the exchange feature was allocated to the host contract. Upon the completion of the Reorganization Transactions, given the Exchangeable Notes are now exchangeable for Class A common stock of GDI, the embedded derivative no longer meets the bifurcation criteria and the net loss from the inception of the derivative was reclassified to equity which is reflected in the Impact of Reorganization Transactions in the Company’s consolidated statements of changes in equity. As of December 31, 2024, the Exchangeable Notes and the associated derivative liability are shown as Notes payable in the Company’s consolidated statements of financial position.
On initial recognition of the 2026 Exchangeable Notes, 2029 Exchangeable Notes, and 2031 Exchangeable Notes, debt issuance costs of $13.4 million, $13.6 million, and $26.7 million, respectively, were recognized as a reduction of Notes payable and are being expensed over the term of the debt. The unamortized debt issuance cost as of December 31, 2025 and 2024 was $39.6 million and $18.5 million, respectively. As of December 31, 2025 and 2024, there was $2.1 billion and $847.5 million, respectively, in principal outstanding of the Exchangeable Notes.
The interest expense from the Exchangeable Notes for the years ended December 31, 2025, 2024 and 2023 was $59.2 million, $30.8 million and $27.3 million including coupon interest of $24.5 million, $14.3 million and $13.4 million, respectively. The effective interest rates on the 2026, 2029, and 2031 Exchangeable Notes are 7.0%, 9.2%, and 0.9% respectively.
Credit agreement
On August 15, 2025, Galaxy Helios I LLC (“Galaxy Helios I”), a wholly owned subsidiary of GDH LP, entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG providing for a senior secured term loan facility in an aggregate principal amount of up to $1.4 billion. The intended use for this facility is to finance the construction and development of a data center project in Dickens County, Texas and related costs. As of

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2025, the outstanding amount drawn on this facility was $878.0 million, which is recognized within Notes payable in the Company’s consolidated statements of financial position.
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
As of December 31, 2025, the Company’s notes payable repayment obligation was as follows:

(in thousands)	Amount Due
2026	445,000
2027	—
2028	877,987
2029	402,500
2030	—
2031	1,300,000
Total	3,025,487
20. EQUITY
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

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
stock. Upon such exchange, GDH LP issues an equivalent number of LP Units to the Company. Alternatively, at the election of the Company, it may deliver cash in an amount of equivalent value in lieu of the Company’s Class A common stock to an exchanging LP Unitholder.
During the years ended December 31, 2025, 2024 and 2023 a total of 17,454,066, 81,357 and 30,121 shares of Class B common stock, respectively, were cancelled in connection with exchanges of LP Units for shares of Class A common stock.
During the years ended December 31, 2025, 2024 and 2023, there were tax-related distributions of $49.3 million, $55.3 million and $22.4 million, respectively, made for the purpose of covering GDH LP Unitholders’ tax expense due to 2025 and 2024 taxable income. The majority of the recipients of the tax distributions are related parties. See Note 23 for further information on related party transactions.
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
Share Offerings
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
In October 2025, the Company entered into investment agreements with certain institutional investors for a $460 million private strategic investment in the Company’s Class A common stock, consisting of a purchase of 9,027,778 shares of Class A common stock from the Company and 3,750,000 shares of Class A common stock from certain of its executive officers, at $36.00 per share.
Prior to the Reorganization Transactions, the Company had two classes of ownership interests, representing limited partner interests:
(1)GDH LP Class A Units, which were subdivided into GDH LP A-1 Units, all of which were held by GDH Ltd., and GDH LP A-2 Units, all of which were held indirectly by GDH Ltd., through GDH Ltd.’s wholly owned U.S. subsidiary, GDH Intermediate LLC; and

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
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
21. EQUITY BASED COMPENSATION
Equity Based Compensation
For the years ended December 31, 2025, 2024 and 2023, the total compensation and benefits include cash based payments and equity based payments as follows:

	Year ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Compensation and benefits excluding equity based compensation	$244,118	$191,435	$136,132
Equity based compensation (1)	55,750	74,156	83,124
Total compensation and benefits (2)	$299,868	$265,591	$219,256
__________________
(1)Excludes Deferred Share Units related to directors which is included in General and administrative expense.
(2)Net of capitalized compensation costs related to internally generated intangible assets.
The Company has awarded compensatory limited partnership units in the form of profit interest units, stock options and restricted stock to eligible officers and employees. For the years ended December 31, 2025, 2024 and 2023, equity based compensation included the following:

	Year ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Stock options (1)	$24,455	$20,475	$23,138
Restricted Stock (Restricted Stock, Restricted Stock Units and Deferred Share Units) (2)	32,150	54,489	60,593
Compensatory limited partnership units
Profit Interest Units	—	53	59
	$56,605	$75,017	$83,790
__________________
(1)Includes Stock Appreciation Rights in year ended December 31, 2025
(2)Includes expense associated with restricted stock issued in connection with the Company’s acquisition of Vision Hill.
Equity Plans
Prior to May 2021, the Company granted stock options to employees, officers, directors and consultants of the Company under the GDH Ltd. stock option plan (the “Plan”), which was subject to the approval of the board of directors of GDH Ltd. The exercise price of each option was not less than the market price of GDH Ltd.’s ordinary shares at the date of grant. Options granted under the Plan had a term not to exceed 5 years and were subject to vesting provisions determined by the board of directors of GDH Ltd., who administered the Plan. Prior to the Reorganization Transactions, upon exercise of an option, the holder would receive one ordinary share of GDH Ltd. and GDH LP would issue one Class A Unit to GDH Ltd. The maximum number of shares reserved for issuance under the Plan was fixed at 45,565,739 ordinary shares of GDH Ltd. Following the approval of the GDH Ltd. Long Term Incentive Plan (“LTIP”) described below, the Company no longer makes grants under the Plan and grants are made from the LTIP. The Plan reserve has been rolled over into the LTIP.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
In May 2021, the board of directors of GDH Ltd. approved the LTIP (which was subsequently amended and restated in May 2025 in connection with the Reorganization Transactions) to grant stock options, stock appreciation rights, restricted stock, and share units in the form of restricted share units and/or performance share units to employees, officers, and consultants of the Company (GDH Ltd. prior to the Reorganization Transactions) and its affiliates, and deferred share units to non-employee directors of the Company (GDH Ltd. prior to the Reorganization Transactions) and, prior to the Reorganization Transactions, to non-employee managers of the Board of Managers of then General Partner, GDH GP LLC. Under the LTIP, the exercise price of each option may not be less than the market price of the Company’s (GDH Ltd. prior to the Reorganization Transactions) shares at the date of grant. Options granted under the LTIP typically have a term not to exceed five years and are subject to vesting provisions as determined by the board of directors of the Company (GDH Ltd. prior to the Reorganization Transactions), who administer the LTIP. Prior to the Reorganization Transactions, upon exercise of an option, the holder would receive one ordinary share of GDH Ltd. and GDH LP would issue one Class A Unit to GDH Ltd. The maximum number of shares reserved for issuance under the LTIP is fixed at 48,290,478 shares of Class A common stock.
Non-Treasury Plan
In May 2021, the board of directors of the Company approved the GDH Ltd. Non-Treasury Share Unit Plan (“Non-Treasury Plan”) as a supplement to the LTIP under which grants are settled solely in cash. Share units are restricted share units or performance share units.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Stock Options
A summary of the Company’s stock option activity under the plans, including stock options with performance based conditions and stock appreciation rights, is set forth in the following table:

Description	Number of Options	Weighted Average Exercise Price (C$/$)(1)		Weighted-Average Remaining Terms (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2022	27,652,543	C$	8.56	2.62	$9,594
Granted	10,963,780	C$	6.30
Stock options replaced by replacement awards	(1,875,000)	C$	23.08
Exercised	(5,847,020)	C$	3.73
Forfeited	(5,485,996)	C$	9.23
Expired / Canceled / Repurchased	(3,144,334)	C$	14.04
Balance, December 31, 2023	22,263,973	C$	6.56	2.98	$76,893
Granted	2,913,051	C$	16.66
Exercised	(3,546,327)	C$	3.16
Forfeited	(1,521,299)	C$	6.63
Canceled	(244,390)	C$	11.55
Balance, December 31, 2024	19,865,008	C$	8.58	3.44	$230,641
Granted (2)	5,453,804		$14.10
Exercised	(9,212,436)		$4.65
Forfeited	(1,884,877)		$7.68
Canceled	(182,185)		$2.87
Balance, December 31, 2025	14,039,314		$10.02	3.02	$178,713
Vested and expected to vest as of December 31, 2025	14,039,314		$10.02	3.02	$178,713
Options exercisable as of December 31, 2025	5,209,896		$8.07	2.17	$137,328
Vested and expected to vest as of December 31, 2024	19,865,008	C$	8.58	3.44	$230,641
Options exercisable as of December 31, 2024	10,691,460	C$	7.37	1.66	$132,653
Vested and expected to vest as of December 31, 2023	22,263,973	C$	6.56	2.98	$76,893
Options exercisable as of December 31, 2023	9,712,157	C$	5.80	1.82	$40,427
__________________
(1)Post reorganization, exercise prices have been converted from Canadian dollars to U.S. dollars at the daily exchange rate published by the Bank of Canada as of May 15, 2025.
(2)Includes Stock Appreciation Rights for year ended December 31, 2025.
The weighted average grant date fair value of options granted to employees was $10.86, $6.99 and 4.04 per share for the years ended December 31, 2025, 2024 and 2023, respectively. The total intrinsic value of the 9,212,436, 3,546,327 and 5,847,020 options exercised during the years ended December 31, 2025, 2024 and 2023 was $201.6 million, $39.9 million and $14.0 million, respectively. The intrinsic value prior to the completion of the Reorganization Transactions is the difference between the estimated fair value of the GDH LP’s units at the time of exercise and the exercise price of the stock options. After the Reorganization Transactions, the intrinsic value is the difference between the trading price of the Company’s Class A Common Stock and the exercise price of the stock options.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s Class A Common Stock on December 31, 2025 and the

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2025.
The fair value of options vested during the periods ended December 31, 2025, 2024 and 2023 was $30.4 million, $20.3 million and $17.2 million, respectively.
As of December 31, 2025, the total unamortized stock-based compensation expense related to the stock options was $46.9 million, which will be recognized over a weighted-average period of approximately 2.6 years.
Stock Option Valuation Assumptions
The fair value of the options granted was measured using the Black-Scholes option pricing model with the following weighted average inputs:

Inputs to the Black-Scholes Model	December 31, 2025	December 31, 2024	December 31, 2023
Share price	$10.85 - $31.79	C$12.41 - C$27.45	C$4.77-C$7.43
Exercise price	$4.83 - $33.49	C$10.00 - C$37.38	C$4.19-C$8.06
Expected term (in years)	2.5 - 7	5	5
Expected volatility	85% - 90%	85% - 90%	80.0% - 90.0%
Risk-free interest rate	2.6% - 4.4%	2.8% - 3.8%	3.0% - 4.0%%
Dividend yield	0%	0%	0%
The assumptions used in the Black-Scholes option pricing model were determined as follows:
Share price.     The closing price of shares of Class A Common Stock (GDH Ltd. ordinary shares prior to the Reorganization Transactions) on the respective grant dates was used.
Expected Term.     Full term of the options was used as the expected term.
Expected Volatility.     In estimating the expected volatility of the underlying stock price, the Company considered historical volatility of the Company’s shares of Class A common stock (GDH Ltd. ordinary shares prior to the Reorganization Transactions), implied volatility from traded options, volatility of comparable companies, and industry indices.
Risk-free Interest Rate.     The risk-free interest rate was calculated by interpolating government bond yields over the expected terms of the respective option grants.
Dividend Yield.     GDI (GDH Ltd. prior to the Reorganization Transactions) has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero.
The Company has made a policy election to recognize forfeitures of awards as they occur.
Compensatory Limited Partnership Unit Awards
The Company has awarded LP Units (Class B Units prior to the Reorganization Transactions) to eligible officers and employees. The LP Units granted are typically comprised of subtype R units (“Standard Units”) and subtype P units (“Profit Interest Units”). LP Units typically vest over periods ranging from two to four years and are expensed using the straight-line method over the requisite service period.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
The following table summarizes the activity related to the compensatory LP Units during the respective periods:

Description	LP Units	Weighted-Average Grant Date Fair Value (C$/$)(1)
Balance, December 31, 2022	10,792,944	C$	1.49
Granted/ Transferred	—	—
Exchanged	—	—
Forfeited	—	—
Balance, December 31, 2023	10,792,944	C$	1.44
Granted / Transferred	—	—
Exchanged	(81,357)	C$	1.65
Forfeited	—	—
Balance, December 31, 2024	10,711,587	C$	1.49
Granted / Transferred	—	—
Exchanged	(4,473,169)		$1.56
Forfeited	—	—
Balance December 31, 2025	6,238,418		$1.44

Class B Units exercisable, December 31, 2025	6,238,418		$1.44
Class B Units exercisable, December 31, 2024	10,711,587	C$	1.49
________________
(1)Post reorganization, exercise prices have been converted from Canadian dollars to U.S. dollars at the daily exchange rate published by the Bank of Canada as of May 15, 2025.

All LP Units were vested as of December 31, 2024. The fair values of units vested during the year ended December 31, 2024 and 2023 was $0.3 million and $0.1 million, respectively.
Standard Units Valuation Assumptions
The fair value of the Standard Units has been determined to be the closing stock price of shares of Class A common stock (GDH Ltd. ordinary shares prior to the Reorganization Transactions) on the date of grant.
Profit Interest Units Valuation Assumptions
The Profit Interest Units receive “catch up” allocations with respect to book income which enable such units to accumulate capital accounts equal to those of Standard Units. Initially, the Profit Interest Units will have a capital account balance of $0, which will be adjusted upon a liquidation or capital event, or when the capital accounts of the GDH LP unit holders are marked to market to reflect the fair value of GDH LP’s assets. Such “catch up” allocations will terminate once the Profit Interest Units have accumulated capital accounts equal to those of other Standard Units. Once a Profit Interest Unit has vested and has been fully “caught up,” such Profit Interest Unit may be exchanged for one share of the Company for no additional consideration. The fair value of the Profit Interest Units was estimated using the probability-weighted expected return method. In applying this method, a payoff was determined for a Profit Interest Unit under three potential scenarios, each payoff was weighted by an estimated probability of the corresponding scenario and then the probability-weighted payoffs were discounted to the date of grant and summed. The scenarios, probabilities and other inputs into the model were selected using professional judgment, considering, among other things, the results of a one-period trinomial model, the results of a standard Black-Scholes option pricing model under different assumptions and the estimated fair value of a share of Class A common stock (or an ordinary share or GDH Ltd. prior to the Reorganization Transactions).
There were no LP units (Class B Units prior to the Reorganization Transactions) granted during the periods ended December 31, 2025, 2024 and 2023.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Restricted Stock
On May 19, 2021, the Company granted 845,428 restricted shares as part of the business combination with Vision Hill. The restricted shares vested over approximately 3 years and were expensed using the straight-line method over the requisite service period. All granted restricted shares were fully vested as of June 30, 2024.
The following table summarizes the activity related to Restricted Stock during the respective periods:

Description	Number of Units(1)	Weighted Average Grant Price (C$)
Balance, December 31, 2022	1,643,590	C$	10.07
Vested	(736,782)	C$	10.61
Forfeited	(625,000)	C$	5.35
Balance, December 31, 2023	281,808	C$	19.11
Vested	(281,808)	C$	19.11
Forfeited	—	—
Balance, December 31, 2024	—	—
Vested	—	—
Forfeited	—	—
Balance, December 31, 2025	—	—
As of December 31, 2025 and December 31, 2024, there was no unamortized stock-based compensation expense related to unvested restricted stock.
Restricted Share Units
Restricted share units vest over approximately 3 - 4 years and are expensed using the straight-line method over the requisite service period. The Company accounts for forfeitures as they occur.
The following table summarizes the activity related to Restricted Share Units during the respective periods:

Description	Number of Units(1)	Weighted Average Grant Price (C$/$)(2)
Balance, December 31, 2022	11,462,917	C$	20.50
Granted(1)	4,983,339	C$	4.92
Exercised	(3,036,166)	C$	19.20
Forfeited / Cancelled	(2,206,466)	C$	18.31
Balance, December 31, 2023	11,203,624	C$	14.36
Granted(1)	3,439,035	C$	14.85
Exercised	(3,668,309)	C$	15.44
Forfeited / Cancelled	(964,777)	C$	14.17
Balance, December 31, 2024	10,009,573	C$	14.15
Granted(1)	3,807,689		$20.00
Exercised	(5,922,203)		$11.58
Forfeited / Cancelled	(773,791)		$9.53
Balance, December 31, 2025	7,121,268		$14.25

Units vested as of December 31, 2025	5,922,203		$11.58
Units vested as of December 31, 2024	4,066,372	C$	15.07

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
__________________
(1)Includes deferred share units granted to the directors as part of annual compensation and, for year ended December 31, 2025, includes Non-Treasury Share Unit Plans.
(2)Post reorganization, exercise prices have been converted from Canadian dollars to U.S. dollars at the daily exchange rate published by the Bank of Canada as of May 15, 2025.

As of December 31, 2025, there was $75.2 million of unamortized stock-based compensation expense related to unvested restricted share units, which is expected to be recognized over a weighted average period of 2.8 years.
During the years ended December 31, 2025, 2024 and 2023, the Company granted 125,691, 240,164 and 375,783 restricted share units, respectively, under the Non-Treasury Share Unit Plan which will be settled in cash. The restricted share units vest over three to four years with varying vesting schedules and had a fair value of $1.5 million, $2.7 million and $1.2 million at grant date, respectively. The outstanding liability related to cash settled units as of December 31, 2025, 2024, and 2023 was $1.0 million, $10.2 million, and $4.3 million, respectively. Upon the completion of the Tender Offer, the majority of the NTSUP RSUs were converted to LTIP RSUs.
On August 1, 2025, subsequent to Board approval, the Company amended its existing SARs to convert them from cash-settled to share-settled under the LTIP (see Note 20).
22. EARNINGS PER SHARE
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

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Basic income (loss) per share	$(0.53)	$0.96	$0.72
Net income (loss) used in the calculation of basic income (loss) per share	$(84,863)	$116,265	$75,858
Weighted average number of Class A common stock shares for the purposes of basic income (loss) per share	159,201,378	120,847,366	105,677,379
The following table sets forth the computation of diluted earnings per share:

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Diluted income (loss) per share	$(0.61)	$0.84	$0.60
Net income (loss) used in the calculation of diluted income (loss) per share	$(221,857)	$299,585	$194,319
Weighted average number of Class A common stock for the purposes of diluted income (loss) per share	366,475,172	356,723,762	325,978,160

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
The following adjustments were made to the basic income (loss) per share as they were dilutive for the periods presented:

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net income (loss) used in the calculation of basic income (loss) per share	$(84,863)	$116,265	$75,858
Noncontrolling interests	(136,994)	—	—
Exchangeable LP units	—	178,835	118,461
Exchangeable Notes	—	4,485	—
Net income (loss) used in the calculation of diluted income (loss) per share	$(221,857)	$299,585	$194,319

Weighted average number of Class A common stock shares for the purposes of basic income (loss) per share	159,201,378	120,847,366	105,677,379
Noncontrolling interests	207,273,794	—	—
Compensatory LP units	—	11,791	—
Exchangeable LP units	—	215,883,528	215,921,721
Exchangeable notes	—	1,666,959	—
Compensatory awards	—	18,314,118	4,379,060
Weighted average number of Class A common stock for the purposes of diluted income (loss) per share	366,475,172	356,723,762	325,978,160
In addition, the following potentially dilutive shares were excluded from the diluted earnings per share calculation as they were anti-dilutive for the periods presented:

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Compensatory LP units	—	—	—
Exchangeable LP units	—	—	—
Compensatory awards	16,392,010	—	—
Exchangeable notes	34,208,431	13,346,833	13,346,833
Total	50,600,441	13,346,833	13,346,833
23. RELATED PARTY TRANSACTIONS
The Company’s related parties include entities over which it exercises significant influence and its key management personnel. Key management personnel are those persons having the authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly.
Distributions
Tax-related distributions of $49.3 million, $55.3 million and $22.4 million were paid during the years ended December 31, 2025, 2024 and 2023, respectively. A majority of the recipients of the distributions were related parties.
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

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
interest deemed to be paid by GDH Ltd. as a result of, and additional basis arising from, any payments GDH Ltd. made under the Original TRA.
On May 13, 2025, the Company and the TRA Holders entered into an amended and restated tax receivables agreement (the “TRA”) to take into account the effects of the Restructuring Transactions.
The amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the timing of the redemptions of Class B common stock, the price of the Company's Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its Class B common stock at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis and the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Company has recognized a TRA-related liability within the Other non-current liabilities of $150.4 million as of December 31, 2025, of which $72.3 million were with related parties.
Investments in Galaxy Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles controlled by them or their immediate family members) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances may not be subject to performance fees. The fair value of such investments aggregated to $11.5 million and $12.9 million as of December 31, 2025 and 2024, respectively.
Transactions with GDH Ltd.
Prior to the Reorganization Transactions, in accordance with its then-effective limited partnership agreement, the Company reimbursed or paid for all reimbursable expenses of GDH Ltd. For the years ended December 31, 2024, and 2023 the Company paid or accrued $3.2 million and $2.2 million, respectively, on behalf of GDH Ltd., which is included in General and administrative expenses on the Company’s consolidated statements of operations. For the year ended December 31, 2025, any expenses paid or accrued on behalf of GDH Ltd. were eliminated upon consolidation.
On April 14, 2022 GDH LP entered into a promissory note (as amended from time to time, the “Promissory Note”) with GDH Intermediate LLC (“GDHI LLC”), a subsidiary of GDH Ltd. prior to the Reorganization Transactions. As a result of the Reorganization Transactions, the Promissory Note was amended and restated with GDH LP and GGI as the counterparties. The Promissory Note is eliminated in consolidation subsequent to the Reorganization Transactions. As of December 31, 2024 GDHI LLC had advanced $96.9 million to the Company.
As of December 31, 2024, the Company had $95.8 million, in net payables to GDH Ltd. primarily for the aforementioned Promissory Note partially offset by receivables for stock option exercises and withholding tax associated with restricted share units vesting. Subsequent to the Reorganization Transactions, these net payables and receivables are eliminated in consolidation.
GalaxyOne
Certain of our executive officers and directors have accounts on our GalaxyOne platform (which offers access to certain deposit accounts and provides brokerage accounts for trading securities and digital assets) and use GalaxyOne products and services in the ordinary course. Similar to GalaxyOne’s other customers, these individuals pay us standard transaction and other fees related to such use, and earn a yield from us to the extent they hold certain investment products or cash balances on our platform, in each case on the same terms as other customers. As of December 31, 2025, the Company recognized $0.2 million of liabilities related to certain related parties interactions with the GalaxyOne platform.
Other Related Party Transactions
The Company’s CEO served as co-chairman of the board for Candy Digital Inc. (“Candy”) in which the Company made an investment during 2021, resulting in the two entities becoming related parties. Candy was

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
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
The Company has sub-advisory arrangements with a beneficial owner of GDI (GDH Ltd. prior to the Reorganization Transactions). Such sub-advisory arrangements have been entered into with, or advised by, Galaxy Digital Capital Management LP, a consolidated subsidiary of the Company, in its capacity as an investment advisor registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). For the years ended December 31, 2025, 2024 and 2023, the associated advisory fees were $2.7 million, $2.1 million and $0.9 million, respectively.
The Company’s CEO, through an entity which he controls, owns a private aircraft that the Company uses for business purposes in the ordinary course of operations, on terms that are advantageous to the Company. The CEO paid for the purchase of this aircraft with his personal funds and has borne all operating, personnel and maintenance costs associated with its operation and use. During the years ended December 31, 2025, 2024 and 2023, the Company incurred $1.1 million, $0.5 million and $0.3 million, respectively, for such use negotiated on an arms-length basis in compliance with our aviation matters policy adopted in August 2022.
In addition, we have from time to time made use of the CEO’s private boat to host corporate meetings and for other business purposes in the ordinary course of the Company’s operations, on terms that are advantageous to the Company. The CEO paid for the purchase of this boat with his personal funds and has borne most of the operating, personnel and maintenance costs associated with its operation and use; while the Company paid for the cost of any food and beverage consumption and a portion of operating fees. The expense incurred in relation to this boat was immaterial during the years ended December 31, 2025 and 2024.
Prior to joining GDH Ltd.’s board in September 2021 and GDI’s board in May 2025, the Chairman of GDI’s board (GDH Ltd.’s board prior to the Reorganization Transactions) entered into a consulting agreement with GDH LP in April 2021. Under the terms of the consulting agreement, the Chairman was engaged to provide professional services to the Company for a period of three years beginning on September 1, 2021. In 2021, the Chairman received 1,500,000 RSUs and 500,000 options under the LTIP in connection with the consulting agreement. There was no equity based compensation expense related to this grant for the year ended December 31, 2025. There was no equity based compensation expense related to this grant for the year ended December 31, 2025. The equity based compensation expense was $5.0 million and $11.9 million for the years ended December 31, 2024 and 2023 respectively. This consulting agreement expired as of September 1, 2024.
In February 2023, the Company entered into a consulting agreement with a board member of GDH Ltd. The Company paid $1.0 million under this agreement during each of the years ended December 31, 2024 and 2023. This consulting agreement expired as of December 31, 2024.
During the years ended December 31, 2025, 2024, and 2023, the Company had recorded $0, $4.8 million and $2.9 million, respectively, of tax payments made on behalf of certain related parties.
24. REPORTABLE SEGMENTS
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

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Digital Assets
The Digital Assets segment comprises the Company’s counterparty trading activities, lending, advisory and capital market activities, validator staking services, the Company’s asset management business which manages investments in the digital assets ecosystem both on behalf of the Company and external limited partners, and its self-custody technology business. The Digital Assets segment generates revenue from digital assets sales, fee income, blockchain rewards, and lending. It includes realized and unrealized gains and losses on certain digital assets and equity investments. The Digital Assets segment also incurs the portion of the Company’s interest expense used to fund its trading and lending activities and incurs all the external-facing digital assets sales costs. Management fees generated from the Company’s principal investments and fees generated from staking the Company’s proprietary digital assets are eliminated in the Treasury and Corporate segment.
Data Centers
The Data Centers segment comprises the Helios infrastructure assets. Our Data Centers segment develops, and will in the future operate, HPC infrastructure to meet the growing demand for large-scale, power-ready facilities in the AI/HPC industry.
Treasury and Corporate
The Treasury and Corporate segment includes the Company’s proprietary trading and mining activities, as well as the Company’s principal investments and related gains and losses. It includes realized and unrealized gains and losses on certain digital assets held within the segment. The Company’s unallocated corporate overhead, other unallocated costs not identifiable to the other reportable segments, and eliminations of inter-segment transactions as required for consolidation. Transactions between segments are based on specific criteria or approximate market rates for comparable services.
The Company’s chief operating decision maker reviews compensation expenses separately from other segment items, which include transaction expenses, general and administrative expenses, technology and marketing costs, as well as professional fees.
Assets and liabilities by each of the reportable segments as of December 31, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Total assets	$7,339,673	$1,863,911	$2,144,497	$11,348,081
Total liabilities	$6,238,722	$1,098,739	$975,843	$8,313,304
Assets and liabilities by each of the reportable segments as of December 31, 2024 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Total assets	$3,723,814	$199,694	$3,196,347	$7,119,855
Total liabilities	$3,163,499	$—	$1,762,004	$4,925,503

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Income and expenses by each of the reportable segments for the year ended December 31, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Revenues	$60,385,358	$8,433	$12,937	$60,406,728
Gains / (losses) from operations	863,908	(1,186)	86,217	948,939
Revenues and gains / (losses) from operations	61,249,266	7,247	99,154	61,355,667

Transaction expenses	60,108,627	—	67,205	60,175,832
Impairment of digital assets	635,410	—	118,291	753,701
Compensation and benefits	209,774	5,054	85,040	299,868
Notes interest expense	—	—	59,247	59,247
Depreciation and amortization	14,606	1,251	18,212	34,069
Other expenses	87,288	2,040	181,462	270,790
Operating expenses	61,055,705	8,345	529,457	61,593,507

Unrealized gain / (loss) on notes payable – derivative	—	—	(35,544)	(35,544)
Other income / (expense), net	325	—	2,380	2,705
Total other income / (expense)	325	—	(33,164)	(32,839)

Net income / (loss) for the period, before taxes	$193,886	$(1,098)	$(463,467)	$(270,679)
Income tax expense / (benefit)	—	—	(29,330)	(29,330)
Net income / (loss) for the period	$193,886	$(1,098)	$(434,137)	$(241,349)

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Income and expenses by each of the reportable segments for the year ended December 31, 2024 is as follows (unaudited):

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Revenues	$42,497,063	$—	$99,610	$42,596,673
Gains / (losses) from operations	243,340	—	917,777	1,161,117
Revenues and gains / (losses) from operations	42,740,403	—	1,017,387	43,757,790

Transaction expenses	42,298,052	—	111,804	42,409,856
Impairment of digital assets	139,247	—	192,673	331,920
Compensation and benefits	175,925	—	89,666	265,591
Notes interest expense	—	—	30,804	30,804
Depreciation and amortization	11,446	7,497	27,937	46,880
Other expenses	68,725	—	245,278	314,003
Operating expenses	42,693,395	7,497	698,162	43,399,054

Unrealized loss on notes payable - derivative	—	—	(31,727)	(31,727)
Other income / (expense), net	—	—	2,774	2,774
Total other income / (expense)	—	—	(28,953)	(28,953)

Net income / (loss) for the year, before taxes	$47,008	$(7,497)	$290,272	$329,783
Income tax expense / (benefit)	—	—	(16,939)	(16,939)
Net income / (loss) for the period	$47,008	$(7,497)	$307,211	$346,722

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Income and expenses by each of the reportable segments for the year ended December 31, 2023 is as follows (unaudited):

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Revenues	$51,565,491	$—	$61,288	$51,626,779
Gains / (losses) from operations	87,907	—	494,953	582,860
Revenues and gains / (losses) from operations	51,653,398	—	556,241	52,209,639

Transaction expenses	51,461,590	—	32,493	51,494,083
Impairment of digital assets	47,791	—	50,549	98,340
Compensation and benefits	148,909	—	70,347	219,256
Notes interest expense	—	—	27,285	27,285
Depreciation and amortization	4,344	5,548	13,053	22,945
Other expenses	44,854	—	48,710	93,564
Operating expenses	51,707,488	5,548	242,437	51,955,473

Unrealized loss on notes payable - derivative	—	—	(9,603)	(9,603)
Other income / (expense), net	—	—	(135)	(135)
Total other income / (expense)	—	—	(9,738)	(9,738)

Net income / (loss) for the year, before taxes	$(54,090)	$(5,548)	$304,066	$244,428
Income tax expense / (benefit)	—	—	15,914	15,914
Net income / (loss) for the period	$(54,090)	$(5,548)	$288,152	$228,514
25. RISKS AND UNCERTAINTIES
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
The Company also participates in decentralized finance protocols, smart contracts that perform specific functions. Decentralized finance protocols allow the Company to provide or access liquidity, as well as exchange digital assets directly, on the blockchain. The Company deposits or transfers its digital assets to the smart contracts of these decentralized finance protocols and typically receives protocol-specific digital assets that represent the Company’s claims on the underlying digital assets. The Company’s transactions with such decentralized finance protocols rely on the functions of open source smart contracts, which are not developed by the Company and could be subject to exploits. The Company mitigates this smart contract risk through review of smart contract audits, as well as other risk management strategies that prevent concentration in or over-reliance on any individual decentralized finance protocol. Additionally, as transactions on decentralized protocols may occur without a

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
centralized authority, the Company has implemented processes to monitor and review the digital asset wallets that interact with decentralized protocols in which the Company participates. As of December 31, 2025, three protocols, Aave, Kamino, and Spark, represented 70% of the Company’s digital assets associated with decentralized finance protocols balance. As of December 31, 2024, four protocols, Sky DAO (f.k.a. Maker DAO), Coinbase (via wrapped tokens), Aave, and Pendle, represented 77% of the Company’s digital assets associated with decentralized finance protocols balance.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and loans receivable. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company held $564.3 million and $19.7 million of cash and cash equivalents at brokers and $77.5 million and $64.7 million of cash and cash equivalents on trading platforms as of December 31, 2025 and December 31, 2024, respectively. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2025 and December 31, 2024, no individual customer accounted for 10% or more of net accounts receivable. During the year ended December 31, 2025, two digital asset trading platforms accounted for 38% of revenue; and during the year ended December 31, 2024, two digital asset trading platforms accounted for 40% of revenue. As of December 31, 2025, three counterparties and their related parties accounted for 45% of the Company’s Loans receivable and Digital assets loan receivable balance. The Company held collateral exceeding 100% of the loan carrying value for each of these three counterparties. As of December 31, 2024, two counterparties and their related parties accounted for 27% of the Company’s Loans receivable and Digital asset loans receivable balance.
The Company is also subject to liquidity and concentration risk related to its short-term loans payable. The loans are callable on demand by the counterparties and are typically collateralized by the Company’s cash, investment securities, and digital assets held in the Company’s trading accounts at counterparties’ trading platforms. As of December 31, 2025 and December 31, 2024, one individual lending counterparty accounted for greater than 5% of current liabilities at 9.4% and 8.5%, respectively. The proceeds from these loans are utilized for trading activities.
The Company conducts digital asset trades using both direct principal to principal transactions with counterparties and through centralized or decentralized digital asset trading platforms. Digital assets held on trading platforms are subject to the operational control of the platform operators, and could potentially be lost or impaired due to fraud or negligence of the platform operators. The Company mitigates this risk by performing regular reviews of each digital asset trading platform on which it transacts, distributing its digital assets across multiple different trading platforms to reduce concentration risk, and holding assets in self-custody where appropriate. As of December 31, 2025 and December 31, 2024, approximately 37% and 22%, respectively, of the Company’s digital assets were held with third parties, including centralized trading platforms or posted with counterparties. As of December 31, 2025, one centralized digital asset trading platform held more than 10% of the Company’s digital assets at 14%. As of December 31, 2024, no centralized digital asset trading platform held more than 10% of the Company’s digital assets.
The Company is undertaking the construction of a data center at its Helios campus specifically designed to support AI/HPC applications. This initiative is subject to a variety of risks and uncertainties that could materially affect the Company's financial position, results of operations, and future prospects. These currently include, but are not limited to, construction and development risks, operational and performance risks, tenant credit risk, and financing and liquidity risks. The Company continually monitors these and other potential risks and uncertainties. There can be no assurance that the Company will successfully mitigate these risks or that the construction and operation of the data center will proceed as planned.
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

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
The Company seeks to minimize potential adverse effects of these risks on performance by employing experienced personnel; daily monitoring of the Company’s investments, digital assets and market events; and diversifying the Company’s business strategy as well as its investment portfolio within the constraints of the Company’s investment objectives.
26. INCOME TAXES
GDI is an LP unit holder and sole GP of GDH LP, which is the operating partnership that conducts all of the Company's business and is treated as a partnership for U.S. federal tax purposes. As the Company has a controlling financial interest in GDH LP, the Company consolidates GDH LP’s financial results. As a partnership, GDH LP is not subject to most applicable U.S. federal, state, and local income taxes. GDH LP is subject to entity level New York City unincorporated business tax (“UBT”) on income allocated or apportioned to New York City while GDH LP’s foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located. Any taxable income or loss generated by GDH LP is passed through to and reported by its partners, including the Company, based on their respective allocable share. GDI is taxed as a corporation and pays applicable corporate federal, state, and local taxes on income allocated to it from GDH LP, as well as any stand-alone income or loss generated by GDI. As the Company consolidates GDH LP but does not own all of the economic interest in GDH LP, the Company presents a noncontrolling interest related to the economic ownership of GDH LP held by its Class B common stockholders. The Company will not be taxed on the earnings attributed to the non-controlling interests.
The components of income (loss) before income taxes were attributable to the following regions (in thousands):

(in thousands)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Domestic	$(359,322)	$(181,051)	$(98,293)
Foreign	88,643	510,834	342,721
Total income (loss) before income taxes	$(270,679)	$329,783	$244,428
Provision for (benefit from) income taxes consisted of the following (in thousands):

(in thousands)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Current
Federal	$(43,862)	$—	$—
State	(2,488)	(6,270)	1,920
Foreign	3,107	(2,283)	7,457
Total Current	(43,243)	(8,553)	9,377
Deferred
Federal	19,713	(1,333)	(251)
State	1,932	6,222	3,381
Foreign	(7,732)	(13,275)	3,407
Total Deferred	13,913	(8,386)	6,537
Total provision for (benefit from) income taxes	$(29,330)	$(16,939)	$15,914

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

(in thousands)	Year ended December 31, 2025
Provision for income taxes at U.S. federal statutory rate	$(56,843)	21.00%
State and local income taxes, net of federal benefit (1)	(6,573)	2.43%
Foreign tax effects	(4,625)	1.71%
Non-taxable or non-deductible items:
Share based compensation	(13,589)	5.02%
Other nondeductible items	(529)	0.20%
Other adjustments
Other adjustments	(8,676)	3.21%
Noncontrolling interest	35,580	(13.14)%
Impact of reorganization	25,925	(9.58)%
Total tax provision and effective tax rate	$(29,330)	10.84%
________________
(1) State and Local taxes in New York, including New York City, make up a majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09 and the Reorganization Transactions, the effective income tax rate differs from the Cayman statutory income tax rate of 0.0% as follows:

(in thousands)	Year Ended December 31, 2024		Year Ended December 31, 2023

Earnings before income taxes	$329,783		$244,428
Cayman statutory tax rate	—		—
Increase (decrease) in the income tax rate resulting from:
Foreign rate differential on entity level partnership tax	(1,381)	(0.42)%	5,050	2.07%
Foreign subsidiaries taxed at different rates	(15,558)	(4.72)%	10,864	4.44%
Total income tax expense and effective income tax rate	$(16,939)	(5.14)%	$15,914	6.51%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

(in thousands)	Year ended December 31, 2025	Year ended December 31, 2024
Deferred Tax Assets
Net operating loss carryforward	$208,121	$68,432
Other	1,600	6,244
Total Deferred Tax Assets	209,721	74,676
Deferred Tax Liabilities	—
Investment basis differences/Net unrealized gains and losses	(29,857)	(52,557)
Other	—	(2,096)
Total Deferred Tax Liabilities	(29,857)	(54,653)
Net Deferred Tax Assets	$179,864	$20,023
A valuation allowance is recorded when, based on the weight of all available evidence, management determines it is more likely than not that some portion or all of the deferred tax assets will not be realized. This analysis is complex and, amongst other factors, requires that management assess the likelihood that the Company and/or its subsidiaries will generate taxable earnings in future periods, in order to utilize its deferred tax assets. As of December 31, 2025 and 2024 the Company did not record a valuation allowance as it is more likely than not that all deferred tax assets will be fully realized.
Galaxy files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Galaxy is subject to examination by federal and certain state, local and foreign tax authorities. The Company recognizes the effects of a tax position in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based on its technical merits and their applicability to the facts and circumstances of the tax position. Neither the Company, nor any of its foreign corporate subsidiaries, are subject to income tax examination in any jurisdiction in which they operate for any years prior to 2020. As of December 31, 2025, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company recognized an income tax benefit of $6.9 million for previously accrued interest during the period ended December 31, 2025.
27. OPERATING PARTNERSHIP FINANCIAL INFORMATION
The following tables represent the consolidated statements of financial position and consolidated statements of operations of GDH LP, the Company’s operating partnership.

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Galaxy Digital Holdings LP’s Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023

Revenues	$60,406,706	$42,596,673	$51,626,779
Gains / (losses) from operations	948,939	1,161,117	582,860
Revenues and gains / (losses) from operations	61,355,645	43,757,790	52,209,639
Operating expenses:
Transaction expenses	60,175,832	42,409,856	51,494,083
Impairment of digital assets	753,701	331,920	98,340
Other operating expenses	674,271	657,278	363,050
Total operating expenses	61,603,804	43,399,054	51,955,473

Other income / (expense):	(33,532)	(28,953)	(9,738)

Net income / (loss) before taxes	$(281,691)	$329,783	$244,428
Income taxes expense / (benefit)	(8,653)	(16,939)	15,914
Net income / (loss)	$(273,038)	$346,722	$228,514
Other comprehensive income (loss)	(4,506)	—	—
Comprehensive income (loss)	$(277,544)	$346,722	$228,514

Galaxy Digital Inc.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Galaxy Digital Holdings LP’s Consolidated Statements of Financial Position

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,244,395	$462,103
Digital assets	4,541,661	2,928,225
Digital assets receivable	8,497	60,720
Digital asset loans receivable, net of allowance	1,078,929	579,530
Investments	1,732,305	1,643,506
Assets posted as collateral, net of allowance	199,983	277,147
Loans receivable	562,376	476,620
Property and equipment, net	1,423,113	237,038
Other assets	397,651	454,966
Total assets	$11,188,910	$7,119,855
Liabilities and Equity
Digital assets borrowed	2,417,268	1,497,609
Loans payable	188,176	510,718
Collateral payable	1,980,171	1,399,655
Notes payable	2,861,055	845,186
Other liabilities	847,563	672,335
Total liabilities	8,294,233	4,925,503

Total equity	2,894,677	2,194,352

Total liabilities and equity	$11,188,910	$7,119,855
28. SUBSEQUENT EVENTS
On February 6, 2026, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of our outstanding Class A common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase shares of our outstanding Class A common stock from time to time through open market purchases, privately negotiated transactions, pre-paid puts or other methods in accordance with applicable securities laws and regulations. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion and will depend upon business, economic and market conditions, corporate, legal and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program has a term of 12 months, may be suspended, discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information that would be required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rule 13a-15 and 15d-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.
Management’s Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
Item 9B. Other Information
Director and Officer Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Insider Trading Policies and Procedures
The Company has insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, employees, contractors, advisors, and consultants, and the Company itself that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq. A copy of the Company’s Insider Trading Policy is filed with this Annual Report as Exhibit 19.1.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, New York, New York, Auditor Firm ID: 185.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
PART IV
Item 15. Exhibits and financial statement schedules.
(A)Exhibits.
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.
(B)Financial Statement Schedules.
All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or the notes thereto.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-8	333-287205	4.1	5/13/2025
3.2	Amended and Restated Bylaws	S-8	333-287205	4.2	5/13/2025
4.1	Indenture, dated as of December 9, 2021, among GDH LP, GDI, GDHL and The Bank of New York Mellon, as Trustee	S-4	333-262378	4.2	1/28/2022
4.2	Form of GDH LP’s 3.00% Exchangeable Senior Note due 2026	S-4	333-262378	4.2	1/28/2022
4.3	Registration Rights Agreement, dated as of December 9, 2021, among GDI, GDH LP and the investors party thereto	S-4	333-262378	4.4	1/28/2022
4.4	Amended and Restated Promissory Note, dated as of December 31, 2024, between GDH LP and GDHI LLC	S-4	333-262378	4.4	3/28/2025
4.5	Indenture, dated as of November 25, 2024, among GDH LP, GDI, GDHL and The Bank of New York Mellon, as Trustee	S-4	333-262378	4.5	11/27/2024
4.6	Form of GDH LP’s 2.500% Exchangeable Senior Note due 2029	S-4	333-262378	4.5	11/27/2024
4.7	Registration Rights Agreement, dated as of November 25, 2024, among Jefferies LLC, as representative of the initial purchasers, GDI and GDH LP	S-4	333-262378	4.7	11/27/2024
4.8	Form of Class A Common Stock Certificate	S-8	333-287205	4.3	5/13/2025
4.9	Registration Rights Agreement, dated as of October 10, 2025, by and among the Company and the investors party thereto	8-K	001-42655	10.1	10/14/2025
10.1	Seventh Amended and Restated Limited Partnership Agreement of GDH LP, dated May 13, 2025	8-K	333-262378	10.1	5/13/2025
10.2†	Form of D&O Indemnification Agreement	S-4	333-262378	10.2	1/28/2022
10.3	Amended and Restated Tax Receivables Agreement, dated as of May 13, 2025, by and among the Company, GDH LP and the other persons party thereto.	8-K	333-262378	10.2	5/13/2025
10.4	Director Nomination Agreement, dated as of May 13, 2025, by and among the Company and the persons and entities party thereto.	8-K	333-262378	10.3	5/13/2025
10.5†	Galaxy Digital Inc. Amended and Restated Long Term Incentive Plan	S-8	333-287205	99.1	5/13/2025
10.6†	Galaxy Digital Inc. Amended and Restated Stock Option Plan	S-8	333-287205	99.2	5/13/2025
10.7†	Form of Galaxy Digital Inc. Amended and Restated Long Term Incentive Plan Option Agreement	S-4	333-262378	10.7	7/26/2024
10.8†	Form of Galaxy Digital Inc. Amended and Restated Long Term Incentive Plan Share Unit Agreement	S-4	333-262378	10.9	3/28/2025
10.9†	Form of Galaxy Digital Inc. Amended and Restated Long Term Incentive Plan DSU Award Agreement	S-4	333-262378	10.1	3/28/2025
10.10†	Employment Agreement, dated July 30, 2018, by and between GDS LLC and Michael Novogratz	S-4	333-262378	10.11	3/28/2025
10.11†	Offer Letter, dated July 31, 2018, by and between GDS LLC and Christopher Ferraro	S-4	333-262378	10.12	3/28/2025
10.12†	Offer Letter, dated as of April 14, 2021, by and between GDS LLC and Erin Brown	S-4	333-262378	10.15	3/28/2025
10.13†	Amendment to Offer Letter, dated October 20, 2021, by and between GDS LLC and Erin Brown	S-4	333-262378	10.16	3/28/2025
10.14†	Amended and Restated Offer Letter, dated March 11, 2022, by and between GDS LLC and Andrew Siegel	S-4	333-262378	10.17	3/28/2025
10.15†	Separation Agreement, dated August 28, 2025, by and between GDS LLC and Andrew Siegel	8-K/A	001-42655	10.1	8/29/2025
10.16†	Offer Letter, dated December 10, 2024, by and between GDS LLC and Anthony Paquette	S-4	333-262378	10.18	3/28/2025
10.17†	Offer Letter, dated August 5, 2025, by and between GDS LLC and Matt Friedrich	S-1	333-290956	10.2	10/20/2025
10.18	First Amendment to the Fireblocks License Agreement, dated July 30, 2021, by and between GDS LLC and Fireblocks, Inc.	S-4	333-262378	10.21	8/11/2023
10.19◊	Credit Agreement, dated August 15, 2025, by and among Galaxy Helios I LLC, Deutsche Bank AG, New York Branch, GLAS USA LLC and the other lenders party thereto from time to time	8-K/A	001-42655	10.1	10/20/2025
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of KPMG LLP					X
24.1	Powers of Attorney (included on signature pages)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Compensation Recoupment Policy					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104.0	Cover Page Interactive Data File - the cover page from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in Inline XBRL					X
__________________
†Indicates management contract or compensatory plan
◊ Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.
* The information in this exhibit is furnished and deemed not filed with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Galaxy Digital Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Item 16. Form 10-K Summary
None.

Table of Contents
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GALAXY DIGITAL INC.

Date:	February 26, 2026	By:	/s/ Michael Novogratz
Michael Novogratz
Chief Executive Officer
(Principal Executive Officer)

Power of Attorney
Each officer and director of Galaxy Digital Inc. whose signature appears below constitutes and appoints Michael Novogratz and Anthony Paquette, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Novogratz	Chief Executive Officer and Director (Principal executive officer)	February 26, 2026
Michael Novogratz

/s/ Anthony Paquette	Chief Financial Officer (Principal financial officer)	February 26, 2026
Anthony Paquette

/s/ Robert Rico	Chief Accounting Officer (Principal accounting officer)	February 26, 2026
Robert Rico

/s/ Michael Daffey	Chair of Board of Directors	February 26, 2026
Michael Daffey

/s/ Bill Koutsouras	Lead Director	February 26, 2026
Bill Koutsouras

/s/ Rhonda Adams-Medina	Director	February 26, 2026
Rhonda Adams-Medina

/s/ Jane Dietze	Director	February 26, 2026
Jane Dietze

/s/ Richard Tavoso	Director	February 26, 2026
Richard Tavoso

/s/ Doug Deason	Director	February 26, 2026
Doug Deason