Form 10-Q
period 2026-03-31
Galaxy Digital Inc.
filed 2026-05-08
CIK 1859392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of May 5, 2026, the number of shares of the registrant's Class A common stock outstanding was 191,491,823 and the number of shares of the registrant's Class B common stock outstanding was 198,408,277.

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
Unless the context otherwise requires, references to the “Company,” “Galaxy,” “we,” “us” and “our” refer to GDI and its consolidated subsidiaries subsequent to the Reorganization Transactions (as defined in Note 1 to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q) and GDH LP, the accounting acquirer and predecessor entity, and its consolidated subsidiaries prior to the Reorganization Transactions.

RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Material risks that may affect our business, operating results and financial condition include, but are not limited to, the following:
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Operations and Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2026 and 2025
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025

Revenues	$10,041,444	$12,976,206
Gains / (losses) from operations	171,781	(120,331)
Revenues and gains / (losses) from operations	10,213,225	12,855,875
Operating expenses:
Transaction expenses	10,016,745	12,947,010
Impairment of digital assets	284,402	112,429
Compensation and benefits	83,548	56,953
General and administrative	20,421	86,575
Technology	14,763	9,887
Professional fees	11,031	20,772
Notes interest expense	17,576	14,071
Total operating expenses	10,448,486	13,247,697
Other income / (expense):
Unrealized gain / (loss) on notes payable - derivative	—	89,606
Other income / (expense), net	704	672
Total other income / (expense)	704	90,278
Net income / (loss) before taxes	$(234,557)	$(301,544)
Income taxes expense / (benefit)	(18,246)	(6,112)
Net income / (loss)	$(216,311)	$(295,432)
Other comprehensive income (loss), net of tax
Change in fair value of cash flow hedges	4,550	—
Other comprehensive income (loss)	4,550	—
Comprehensive income (loss)	$(211,761)	$(295,432)
Comprehensive income / (loss) attributed to:
Class B Unit holders of GDH LP	—	(185,490)
Noncontrolling interests	(121,845)	—
Class A common stockholders of the Company (1)	$(89,916)	$(109,942)

Net income / (loss) per share of Class A common stock (2)
Net income (loss) used in calculation of net income / (loss) per share of Class A common stock (2)	$(92,154)	$(109,942)
Basic	$(0.48)	$(0.86)
Diluted	$(0.49)	$(0.86)
Weighted average shares outstanding used to compute net income / (loss) per share (3)
Basic	192,074,376	127,863,254
Diluted	390,482,653	127,863,254
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

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Financial Position
As of March 31, 2026 and December 31, 2025
(Expressed in thousands of U.S. Dollars except where noted)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$910,691	$1,246,240
Digital intangible assets (includes $1,859.8 and $2,717.4 million measured at fair value)	2,739,659	3,526,216
Digital financial assets	921,017	988,621
Digital asset loans receivable, net of allowance	664,714	1,070,029
Investments	623,592	709,069
Assets posted as collateral, net of allowance	173,732	199,983
Derivative assets	86,234	83,807
Accounts receivable (includes $4.2 and $3.4 million due from related parties)	103,192	34,012
Digital assets receivable	2,797	3,778
Loans receivable, net of allowance	627,604	554,449
Prepaid expenses and other assets	87,382	99,734
Total current assets	6,940,614	8,515,938
Non-current assets
Digital assets receivable	2,256	4,719
Digital asset loans receivable, net of allowance, non-current	5,425	8,900
Investments (includes $729.1 and $864.0 million measured at fair value)	875,076	1,023,236
Digital intangible assets	12,943	26,824
Loans receivable, net of allowance, non-current	7,050	2,553
Property and equipment, net	1,777,852	1,423,113
Other non-current assets	304,242	276,275
Goodwill	66,523	66,523
Total non-current assets	3,051,367	2,832,143
Total assets	$9,991,981	$11,348,081
Liabilities and Equity
Current liabilities
Derivative liabilities	99,253	40,482
Accounts payable and accrued liabilities	269,979	277,663
Digital assets borrowed	1,441,951	2,361,161
Payable to customers	82,803	85,808
Loans payable	84,542	52,626
Collateral payable	1,550,976	1,980,171
Notes payable - current	432,728	428,545
Other current liabilities	122,661	85,062
Total current liabilities	4,084,893	5,311,518
Non-current liabilities
Notes payable	2,625,698	2,432,510
Digital assets borrowed, non-current	55,361	56,107
Other non-current liabilities (includes $71.4 and $72.3 million due to related parties)	447,414	513,169
Total non-current liabilities	3,128,473	3,001,786
Total liabilities	7,213,366	8,313,304
Commitments and contingencies (Note 17)
Equity
Class A common stock, $0.001 par value; 2,000,000,000 shares authorized and 191,850,792 issued and outstanding	191	192
Convertible Class B common stock, $0.0000000001 par value; 500,000,000 shares authorized and 198,408,277 issued and outstanding	—	—

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Financial Position
As of March 31, 2026 and December 31, 2025
(Expressed in thousands of U.S. Dollars except where noted)
(Unaudited)

Additional Paid in Capital	1,560,548	1,614,660
Accumulated other comprehensive income (loss)	201	(2,038)
Retained Earnings	250,767	342,921
Total stockholders’ equity(1)	1,811,707	1,955,735
Noncontrolling interest	966,908	1,079,042
Total equity	2,778,615	3,034,777
Total liabilities and equity	$9,991,981	$11,348,081
_______________
(1) For periods prior to the Reorganization Transactions, represents total GDH LP Unit Holders’ Capital.
The accompanying notes are an integral part of these consolidated financial statements.

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Changes in Equity
For the Three Months Ended March 31, 2026 and 2025
(Expressed in thousands of U.S. Dollars except share/unit data)
(Unaudited)

	Class A Unit Capital		Class B Unit Capital		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2024	127,577,780	$949,730	215,862,343	$1,244,622	—	—	—	—	—	—	—	—	$2,194,352
Equity based compensation	—	5,110	—	8,628	—	—	—	—	—	—	—	—	13,738
Distributions	—	(3,571)	—	(5,865)	—	—	—	—	—	—	—	—	(9,436)
Cancellation of Class A Units	(61,040)	(3,288)	—	—	—	—	—	—	—	—	—	—	(3,288)
Issuance of Class A Units, net of issuance cost	485,977	2,247	—	—	—	—	—	—	—	—	—	—	2,247
Other	—	(259)	—	(278)	—	—	—	—	—	—	—	—	(537)
Income / (loss) for the period	—	(109,942)	—	(185,490)	—	—	—	—	—	—	—	—	(295,432)
Balance at March 31, 2025	128,002,717	$840,027	215,862,343	$1,061,617	—	—	—	—	—	—	—	—	$1,901,644

Balance at December 31, 2025	—	—	—	—	192,695,681	192	198,408,277	—	1,614,660	(2,038)	342,921	1,079,042	$3,034,777
Equity based compensation	—	—	—	—	—	—	—	—	9,401	—	—	9,711	19,112
Repurchase and Cancellation of Class A Units, net of issuance cost	—	—	—	—	(3,685,549)	(4)	—	—	(79,987)	—	—	—	(79,991)
Issuance of Class A common stock, net of issuance cost	—	—	—	—	2,840,660	3	—	—	3,593	—	—	—	3,596
Other	—	—	—	—	—	—	—	—	12,881	—	—	—	12,881
Income / (loss) for the period	—	—	—	—	—	—	—	—	—	—	(92,154)	(124,157)	(216,311)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	2,238	—	2,312	4,550
Balance at March 31, 2026	$—	$—	$—	$—	191,850,792	$191	198,408,277	$—	$1,560,548	$201	$250,767	$966,908	$2,778,615
The accompanying notes are an integral part of these consolidated financial statements.

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating activities
Income / (loss) for the period	$(216,311)	$(295,432)
Adjustments for:
Digital assets sales revenue	(4,679,491)	(5,535,721)
Digital assets sales cost	4,644,663	5,552,501
Impairment of digital assets	132,929	49,070
Depreciation and amortization	5,839	12,613
Other impairment loss	—	49,222
Equity based compensation	18,378	13,738
Noncash borrowing costs	15,578	25,327
Noncash interest and net staking income	(16,627)	(34,839)
Net (gains) / losses from operations	(171,781)	120,331
Net unrealized (gain) / loss on notes payable – derivative	—	(89,606)
Noncash notes interest expense	17,576	14,071
Taxes	(5,658)	(7,152)
Other noncash adjustments	996	(230)
Changes in operating assets and liabilities:
Digital assets	135,843	198,148
Digital assets receivable	—	41,528
Investments	(52,097)	—
Derivative assets / liabilities	166,248	34,203
Accounts receivable	(72,562)	24,753
Prepaid expenses and other assets	12,352	(3,562)
Other non-current assets	(11,359)	—
Collateral receivable / payable	1,652	(25,577)
Accounts payable and accrued liabilities	(14,205)	(15,069)
Other current liabilities	70,448	65,911
Other non-current liabilities	(65,760)	(34,815)
Net cash provided by / (used in) operating activities	(83,349)	159,413
Investing activities
Proceeds from repayments and maturities of loans receivable	141,492	64,072
Origination of loans receivable	(257,253)	(52,593)
Purchase of property, equipment and intangible assets	(337,884)	(91,642)
Disposal of property and equipment	—	7,954
Purchase of investments	(17,494)	(645,333)
Proceeds and distributions from investments	41,625	781,642
Net cash provided by / (used in) investing activities	(429,514)	64,100
Financing activities
Payable to customers	55,552	(232)
Proceeds from loans payable	6,161	61,921
Repayments of loans payable	(3,345)	(32,470)

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Margin loans payable, net	29,100	(194,920)
Proceeds from notes payable, net of issuance costs	166,241	—
Share issuance, net of costs	3,596	2,247
Distributions	—	(9,436)
Repurchase and cancellation of Class A Units withheld	(79,991)	(3,288)
Net cash provided by / (used in) financing activities	177,314	(176,178)
Net increase / (decrease) in cash and cash equivalents	(335,549)	47,335
Cash and cash equivalents, beginning of period	1,246,240	462,103
Cash and cash equivalents, end of period	$910,691	$509,438
Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash paid during the period for:
Interest	$2,094	$10,931
Taxes	6,725	2,314
Significant noncash investing and financing activities:
Digital assets loan receivable, net of allowance	408,671	299,709
Payables to customers - digital assets	58,556	—
Assets posted as collateral	26,424	231,217
Digital assets borrowed	919,957	269,449
Collateral payable	430,824	430,565
Purchase of investments with noncash contributions	8,770	9,352
Proceeds from investments included in receivables	—	70
Proceeds from investments received as non-cash contributions	24,969	96,461
Additions to property, plant and equipment and intangible assets	21,758	753
Disposals of property, plant and equipment and intangible assets	—	1,370
Reclassification between investments and investments used in operating activities	9,000	—
Repayment of loans receivable with non-cash contributions	38,032	—
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
Prior to the Reorganization Transactions, GDH Ltd. owned a minority interest in GDH LP and its ordinary shares were traded on the Toronto Stock Exchange (“TSX”). On May 16, 2025, subsequent to the Reorganization Transactions, the Company succeeded GDH Ltd. as the TSX-listed entity and the Company’s Class A common stock began also trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker “GLXY.” On March 19, 2026, the Company voluntarily delisted from the TSX, and is now solely listed on the Nasdaq.
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
GDH LP is the operating partnership that conducts all of the Company’s business. GDH LP is a Delaware limited partnership that was originally formed in the Cayman Islands on May 11, 2018 and redomesticated to Delaware as part of the Reorganization Transactions. GDH LP is managed by GDI as its general partner. The Company has two classes of common stock, Class A common stock and Class B common stock. Each share of Class A common stock entitles its holder to economic and voting interests in the Company. Each share of Class B common stock entitles its holder to voting interests but not economic interests in the Company. Holders of Class B common stock have an economic interest in the Company through Limited Partnership Units of GDH LP (“LP Units”), which are paired one-for-one with shares of Class B common stock. One share of Class B common stock and one LP Unit are together exchangeable for one share of Class A common stock. As the Company consolidates GDH LP but does not own all of the economic interest in GDH LP, the Company presents a noncontrolling interest related to the economic ownership of GDH LP held by its Class B common stockholders.
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
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated interim financial statements include the accounts of the Company and all entities in which it holds a controlling financial interest. All intercompany balances and transactions have been eliminated.
We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 and the interim reporting requirements of Regulation S-X

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
for the three months ended March 31, 2026. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with Company’s audited consolidated financial statements for the year ended December 31, 2025. The Company’s interim results are not necessarily indicative of its results for a full year.
2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
The Company incurred acquisition related transaction costs of $0.1 million, related to professional and legal fees. The revenue and net income / (loss) included in the Company’s consolidated statements of operations contributed by Alluvial for the three months ended March 31, 2026 and the year ended December 31, 2025 (from the date of acquisition) were not material to the Company. The revenue and net income / (loss) in the Company’s consolidated statements of operations contributed by Alluvial for the three months ended March 31, 2025, had Alluvial been acquired at the beginning of the reporting period, was not materially different from the amounts reported.
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

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
4. REVENUES
The following tables provide additional details related to the Company’s Revenues by segment for the three months ended March 31, 2026 and 2025.

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	March 31, 2026
Digital assets sales	$9,964,643	$—	$—	$9,964,643
Fees	23,291	—	(1,681)	21,610
Blockchain rewards	29,389	—	(1,773)	27,616
Proprietary mining	—	—	709	709
Revenues from contracts with customers	$10,017,323	$—	$(2,745)	$10,014,578

Blockchain rewards from non-customers (1)	132	—	—	132
Interest income	21,102	3,050	2,582	26,734
Total revenues	$10,038,557	$3,050	$(163)	$10,041,444

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	March 31, 2025
Digital assets sales	$12,849,568	$—	$—	$12,849,568
Fees	14,580	—	(3,063)	11,517
Blockchain rewards	80,700	—	(9,588)	71,112
Proprietary mining	—	—	11,236	11,236
Revenues from contracts with customers	$12,944,848	$—	$(1,415)	$12,943,433

Blockchain rewards from non-customers (1)	1,055	—	4,309	5,364
Interest income	25,626	—	1,783	27,409
Total revenues	$12,971,529	$—	$4,677	$12,976,206
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
The following table presents the changes in the Company's contract liabilities for the periods ended March 31, 2026 and December 31, 2025.

(in thousands)	March 31, 2026	December 31, 2025
Balance, beginning of period	$52,321	$—
Additions	—	57,071
Less: Amounts recognized as revenue	(4,750)	(4,750)
Balance, end of period	$47,571	$52,321
The Company recognized revenue of $4.8 million and $0 related to its contract liabilities for the three months ended March 31, 2026 and 2025, respectively. The Company expects to recognize its contract liabilities as revenue on a straight-line basis through September 2028.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

5. TRANSACTION EXPENSES
The Company incurred the following Transaction expenses by segment for the three months ended March 31, 2026 and 2025.

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	March 31, 2026
Digital assets sales costs	$9,971,356	$—	$—	$9,971,356
Blockchain reward distributions	21,295	—	(1,782)	19,513
Borrowing costs	18,963	—	(1,503)	17,460
Mining and hosting costs	—	—	779	779
Other transaction expenses (1)	3,800	—	3,837	7,637
Transaction expenses	$10,015,414	$—	$1,331	$10,016,745

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	March 31, 2025
Digital assets sales costs	$12,839,085	$—	$—	$12,839,085
Blockchain reward distributions	67,766	—	(11,320)	56,446
Borrowing costs	5,789	—	28,049	33,838
Mining and hosting costs	—	—	5,534	5,534
Other transaction expenses (1)	8,220	—	3,887	12,107
Transaction expenses	$12,920,860	$—	$26,150	$12,947,010
_______________
(1)Other transaction expenses include trading commissions, custody, and exchange fees.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
6. DIGITAL ASSETS
As of March 31, 2026 and December 31, 2025, the Company held digital assets of $3.7 billion and $4.5 billion, respectively. The Company had net gains / (losses) on digital assets of $279.0 million and $(18.2) million for the three months ended March 31, 2026 and March 31, 2025, respectively.
The following tables provide additional detail related to the Company’s digital assets balance as of March 31, 2026 and December 31, 2025:

(in thousands)	Digital intangible assets, current	Digital financial assets	Digital intangible assets, non-current	March 31, 2026
Digital intangible assets (includes $751.2 million measured at fair value)	$790,186	$—	$158	$790,344
Digital financial assets	—	117,990	—	117,990
Total self-custodied (1)	790,186	117,990	158	908,334

Digital intangible assets (includes $531.4 million measured at fair value)	888,394	—	12,785	901,179
Digital financial assets	—	590,484	—	590,484
Total held with third parties, including centralized trading platforms (1)	888,394	590,484	12,785	1,491,663

Collateral posted with counterparties (2) (measured at fair value)	560,457	—	—	560,457

Digital assets associated with decentralized finance protocols (2)(3)	500,622	212,543	—	713,165
Total digital assets	$2,739,659	$921,017	$12,943	$3,673,619

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

(in thousands)	Digital intangible assets, current	Digital financial assets	Digital intangible assets, non-current	December 31, 2025
Digital intangible assets (includes $1,168.4 million measured at fair value)	$1,236,892	$—	$591	$1,237,483
Digital financial assets	—	422,144	—	422,144
Total self-custodied (1)	1,236,892	422,144	591	1,659,627

Digital intangible assets (includes $758.3 million measured at fair value)	840,960	—	26,233	867,193
Digital financial assets	—	8,304	—	8,304
Total held with third parties, including centralized trading platforms (1)	840,960	8,304	26,233	875,497

Collateral posted with counterparties (2) (includes $779.4 million measured at fair value)	810,338	—	—	810,338

Digital assets associated with decentralized finance protocols (2) (3)	638,026	558,173	—	1,196,199
Total digital assets	$3,526,216	$988,621	$26,824	$4,541,661
_______________
(1)Includes digital assets subject to sale restrictions, as well as certain digital assets bonded to validator nodes. Excludes digital assets issued by decentralized finance protocols which are self-custodied.
(2)Digital intangible assets posted as collateral under master loan agreements to third parties, for which control has not transferred, supports digital asset and fiat borrowings of $431.0 million and $608.9 million as of March 31, 2026 and December 31, 2025, respectively.
(3)Digital assets associated with decentralized finance protocols collectively support borrowings on these platforms of $35.8 million and $74.2 million as of March 31, 2026 and December 31, 2025, respectively. Decentralized finance protocols typically require borrowers to maintain a loan to value ratio of no greater than approximately 80% and 95%, collateral dependent. Includes self-custodied wrapped digital assets and digital assets held in smart contracts where the Company retains control.

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
The Company held $33.7 million and $58.3 million of digital assets restricted by lock-up schedules as of March 31, 2026 and December 31, 2025, respectively. The fair value of digital assets subject to sale restrictions by lock-up schedule acquired prior to January 1, 2024 includes a discount for lack of marketability. Sale restrictions associated with these digital assets range from less than one week to approximately 2 years.
Staked Digital Assets
The Company had staked $135.0 million and $239.6 million of digital assets, including digital assets staked on decentralized finance protocols (i.e., liquid staked tokens), as of March 31, 2026 and December 31, 2025, respectively. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods on the respective blockchains. As of both March 31, 2026 and December 31, 2025, the majority of the Company’s staked digital assets on various blockchains, including Ethereum, could be unbonded within 7 days.
Significant Digital Asset Holdings
The Company’s digital asset balance includes digital assets borrowed from counterparties, deposited by counterparties as collateral for which Galaxy has control, and any digital assets which Galaxy has pledged as collateral and retains control. The following tables show the Company’s most significant gross digital asset holdings as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(in thousands except for quantity)	Quantity	Historical cost	Carrying value
Bitcoin	18,380	$1,258,528	$1,254,669
USDC	667,727,417	668,622	667,727
Ether	169,489	357,066	356,739
HYPE	2,226,355	72,830	81,482
AETHUSDC	80,000,982	79,997	80,001
GTSY	50,012,741	50,378	50,455
SOL	586,193	96,657	48,757
Other	not meaningful	316,797	253,920
Digital assets measured at fair value		2,900,875	2,793,752
Digital assets not measured at fair value	not meaningful	899,639	879,867
Total digital assets		$3,800,514	$3,673,619

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
7. DIGITAL ASSET LOANS RECEIVABLE AND DIGITAL ASSETS BORROWED
In the ordinary course of business, the Company enters into agreements to borrow digital assets to finance the Company’s trading operations. The Company may lend digital assets borrowed from counterparties or acquired through other operations. As of March 31, 2026 and December 31, 2025, no digital asset loans receivable were past due.
Digital Asset Loans Receivable, Net of Allowance

(in thousands)	March 31, 2026	December 31, 2025
Digital asset loans receivable	$664,930	$1,070,125
Digital asset loans receivable - non-current	5,425	8,900
Less: Allowance for credit losses	(216)	(96)
Digital asset loans receivable, net	$670,139	$1,078,929
Collateral Payable Associated with Digital Asset Loans Receivable

(in thousands)	March 31, 2026	December 31, 2025
Collateral payable — Digital assets	$771,251	$1,322,442
Collateral payable — Cash	10,617	10,617
Collateral payable associated with digital asset loans receivable	$781,868	$1,333,059
Digital Assets Borrowed

(in thousands)	March 31, 2026	December 31, 2025
Digital assets borrowed — current	$1,441,951	$2,361,161
Digital assets borrowed — non-current	55,361	56,107
Digital assets borrowed	$1,497,312	$2,417,268
The Company borrows digital assets from both over-the-counter and decentralized finance sources. The most significant digital assets borrowings as of March 31, 2026 were bitcoin, USDC, tether, and ether, including associated wrapped tokens, which represented approximately 91% of total Digital assets borrowed. The most significant digital assets borrowings as of December 31, 2025 were bitcoin, USDC, ether, tether and SOL, including associated wrapped tokens, which represented approximately 95% of total Digital assets borrowed.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Assets Posted as Collateral Associated with Digital Assets Borrowed, Current and Non-current

(in thousands)	March 31, 2026	December 31, 2025
Assets posted as collateral — Digital assets	$159,784	$186,514
Less: Allowance for credit loss	(538)	(734)
Assets posted as collateral associated with digital assets borrowed	$159,246	$185,780
Collateral deposited in decentralized finance protocols associated with digital asset loans payable to the decentralized protocols are recognized in Digital intangible assets. Collateral posted with counterparties for which the Company retains control are also recognized in Digital intangible assets. Refer to Note 6 for additional information regarding Digital intangible assets.
8. DERIVATIVES
Derivatives not designated as hedging instruments
The Company enters into derivative contracts primarily for the purpose of trading, risk management, and hedging of operating costs. The Company recognized net derivative gain related to free-standing derivatives of $105.4 million and $31.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
The breakdown of the Company’s derivatives portfolio, as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026
(in thousands)	Notional Amounts (1)	Derivative Assets	Derivative Liabilities
Digital assets	$2,636,262	$63,418	$(71,668)
Foreign currencies	233,245	3,760	(3,081)
Equity securities	5,106,807	7,429	(14,662)
Interest rates	8,027,808	2,054	(9,488)
Commodities	28,185	54	(354)
	16,032,307	76,715	(99,253)

Digital assets receivable	7,910	5,053	—
Embedded derivatives — Digital assets borrowed	1,915,324	422,223	(4,211)
Embedded derivatives — Collateral payable	1,776,655	268,167	(21,592)
Embedded derivatives — Payable to customer	25,458	633	—

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

The table below represents the breakdown of collateral payable and assets posted as collateral associated with derivative positions as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Collateral payable — Digital assets	$195,499	$24,747
Collateral payable — Cash	10,279	7,457
Collateral payable associated with derivatives	$205,778	$32,204

Assets posted as collateral — Digital assets	—	248
Assets posted as collateral — Cash	677	700
Assets posted as collateral associated with derivatives	$677	$948
Derivatives designated as hedging instruments
The Company enters into derivatives designated as cash flow hedges to manage exposure to variability in future cash flows associated with interest payments.
The breakdown of the Company's portfolio of derivatives designated as hedging instruments as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026			December 31, 2025
(in thousands)	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Interest rates	1,400,000	9,519		1,400,000	4,969	—
Derivatives designated as cash flow hedges	$1,400,000	9,519	—	$1,400,000	4,969	—

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges for the following periods:

	Three months ended	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Gain / (loss) recognized in OCI	4,550	—
Derivatives designated as cash flow hedges	$4,550	$—
9. INVESTMENTS
Net gain / (loss) on investments included in Gains / losses from operations in the Company’s condensed consolidated interim statements of operations consists of the following:
•Net realized gains / (losses) related to sales of investments were $26.1 million and $153.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
•Net unrealized gains / (losses) related to investments were $(238.6) million and $(286.1) million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Investments at Measurement Alternative
The following table presents investments for which the measurement alternative has been elected. These investments have been valued at cost less impairment and where applicable at observable transaction prices based on orderly transactions for the identical or similar investments of the same issuer.

		Impairment		Upward Adjustments
(in thousands)	Carrying Value	Period to date	Cumulative	Period to date	Cumulative
March 31, 2026	$145,994	$(3,461)	$(75,805)	$2,110	$84,029
December 31, 2025	$159,239	$(19,178)	$(73,207)	$18,727	$81,919
10. VARIABLE INTEREST ENTITIES
The Company holds investments in variable interest entities (VIEs) that are not consolidated due to either a lack of variable interests or where the Company is not the primary beneficiary. The fair value option was elected for investments in non-consolidated VIEs for which the Company was deemed to have significant influence; therefore, changes in the fair value of these investments are recorded through Gains / (losses) from operations in the Company’s condensed consolidated interim statements of operations. NAV was utilized as the practical expedient to fair value.
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

	March 31, 2026			December 31, 2025
(in thousands)	Fair Value of Investment	Unfunded Commitments	Maximum Exposure	Fair Value of Investment	Unfunded Commitments	Maximum Exposure
Sponsored Investment Funds	$216,151	$36,708	$252,859	$259,276	$37,308	$296,584
Other VIE’s	143,888	12,114	156,002	168,630	12,114	180,744
Total	$360,039	$48,822	$408,861	$427,906	$49,422	$477,328

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
11. FAIR VALUE OPTION
The Company elected the fair value option for certain eligible assets. The following table summarizes the financial instruments for which the fair value option has been elected:

(in thousands)	March 31, 2026	December 31, 2025
Assets
Digital financial assets	$921,017	$988,621
Investments	513,954	627,351
Total	$1,434,971	$1,615,972

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
Realized and unrealized gains / (losses) on financial instruments for which the fair value option has been elected are recorded in Gains / (losses) from operations in the Company’s condensed consolidated interim statements of operations. The following table presents the realized and net change in unrealized gains / (losses) on the financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2026		2025
(in thousands)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)
Investments	$2,076	$(84,300)	$36,913	$(94,894)
Realized and unrealized gains for digital assets classified as financial assets were $1.2 million and $2.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
12. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Items measured on a recurring basis at fair value:

	As of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Digital financial assets	$803,923	$117,094	$—	$921,017
Digital intangible assets at fair value	1,738,314	134,421	—	1,872,735
Digital asset loans receivable, net of allowance — Financial assets	—	392,545	—	392,545
Digital assets receivable	—	11	5,042	5,053
Derivative assets	61,166	25,068	—	86,234
Embedded derivative — Collateral payable — Digital assets	—	268,167	—	268,167
Embedded derivative — Digital assets borrowed	—	422,223	—	422,223
Embedded derivative - Payable to customer	—	633	—	633
Investments(1)	687,884	8,437	420,284	1,116,605
	$3,291,287	$1,368,599	$425,326	$5,085,212
Liabilities
Investments sold short(2)	$98,448	$—	$—	$98,448
Derivative liabilities	88,552	10,701	—	99,253
Embedded derivative — Digital assets borrowed	—	4,211	—	4,211
Embedded derivative — Collateral payable	—	21,592	—	21,592
	$187,000	$36,504	$—	$223,504
__________________
(1)Excludes equity securities measured utilizing net asset value as a practical expedient of $236.1 million and investments utilizing the measurement alternative of $146.0 million as they are without readily determinable fair values.
(2)Investments sold short are included in Other current liabilities in the Company’s condensed consolidated interim statements of financial position.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Digital financial assets	$694,991	$293,630	$—	$988,621
Digital intangible assets at fair value	2,636,173	108,021	—	2,744,194
Digital asset loans receivable, net of allowance — Financial assets	—	374,308	—	374,308
Digital assets receivable	—	43	8,454	8,497
Derivative assets	69,548	14,259	—	83,807
Embedded derivative — Collateral payable	—	358,743	—	358,743
Embedded derivative — Digital assets borrowed	—	321,651	—	321,651
Embedded derivative — Payable to customer	—	854	—	854
Investments (1)	761,408	29,313	495,372	1,286,093
	$4,162,120	$1,500,822	$503,826	$6,166,768
Liabilities
Investments sold short (2)	$59,893	$—	$—	$59,893
Derivative liabilities	32,486	7,996	—	40,482
Embedded derivative — Digital assets borrowed	—	10,000	—	10,000
Embedded derivative — Collateral payable	—	36,057	—	36,057
	$92,379	$54,053	$—	$146,432
__________________
(1)Excludes equity securities measured utilizing net asset value as a practical expedient of $287.0 million and equity securities utilizing the measurement alternative of $159.2 million as they are without readily determinable fair values.
(2)Investments sold short are included in Other current liabilities in the Company’s condensed consolidated interim statements of financial position.
Nonrecurring Fair Value Measurements
Impairment losses are recognized for Digital intangible assets carried at the lower of cost or impaired value and Property and equipment, net when their carrying amounts exceed fair value. See Note 14 for additional information on impairment of Property and equipment. The carrying values for Digital intangible assets carried at the lower of cost or impaired value were $879.9 million and $808.8 million as of March 31, 2026 and December 31, 2025, respectively. The Company categorized the fair value measurements for Property and equipment, net as Level 3.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level 3 inputs have been used to determine fair value for the periods ended March 31, 2026 and December 31, 2025, respectively.

(in thousands) Assets	Fair value, Beginning Balance	Purchases	Sales /Distributions	Net Realized Gain / (Loss)	Net Unrealized Gain / (Loss)	Transfers in /(out) of Level 3	Fair value, Ending Balance
Digital intangible assets
March 31, 2026	$—	$—	$—	$—	$—	$—	$—
December 31, 2025	$20,457	$—	$—	$—	$—	$(20,457)	$—
Digital assets receivable
March 31, 2026	$8,454	$—	$—	$—	$(3,340)	$(72)	$5,042
December 31, 2025	$60,492	$2,250	$—	$—	$(3,724)	$(50,564)	$8,454
Investments
March 31, 2026	$495,372	$10,659	$(6,326)	$247	$(34,340)	$(45,328)	$420,284
December 31, 2025	$524,573	$500,456	$(354,924)	$169,999	$(91,976)	$(252,756)	$495,372
Embedded derivative — Notes payable
March 31, 2026	$—	$—	$—	$—	$—	$—	$—
December 31, 2025	$136,192	$—	$—	$—	$—	$(136,192)	$—
Transfers in and out of Level 3 are considered to have occurred at the beginning of the period the transfer occurred. For the period ended March 31, 2026, gross transfers into Level 3 were $2.0 million and gross transfers out of Level 3 were $47.4 million. The transfers into Level 3 for Investments were due to fair value adjustments determined by unobservable market inputs. The transfers out of Level 3 for Investments were due to conversion of warrants and preferred stock into publicly traded common stock. Transfers out of Level 3 for Digital assets receivable were due to removal of restrictions. For the year ended December 31, 2025, gross transfers into Level 3 were $13.1 million and gross transfers out of Level 3 were $473.1 million. The transfers into Level 3 for Investments were due to fair value adjustments determined by unobservable market inputs. The transfers into Level 3 for Digital assets receivable were due to underlying token launches of contracts held. Transfers out of Level 3 for Investments related to a conversion of warrants and preferred stock into publicly traded common stock. Transfers out of Level 3 for Digital assets receivable and Digital assets were due to the removal of restrictions. Transfers out of Level 3 for Embedded derivative - Notes payable was due to the Reorganization Transactions. See Note 18 for additional information.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following table presents additional information about valuation methodologies and significant unobservable inputs used for assets and liabilities that are measured and reported at fair value and categorized within Level 3 as of March 31, 2026 and December 31, 2025, respectively:

Financial Instrument	Fair Value at March 31, 2026 (in thousands)	Significant Unobservable Inputs	Range	Weighted Average
Digital assets receivable	$5,042	Marketability discount	3.1% - 69.5%	41.5%
Investments	$420,284	Time to liquidity event (years)	2.0 - 10.0	5.3
		Annualized equity volatility	70.0% - 90.0%	87.7%
		Risk free rate	3.5% - 4.3%	3.9%
		Market adjustment discount	25.0% - 90.0%	58.9%
		Market adjustment premium	—% - —%	—%
		Marketability discount	9.2% - 25.0%	24.2%
		Expected dividend payout ratio	—%	—%
		Enterprise value to LTM revenue multiple	2.5x - 7x	6.9x
		Enterprise value to projected revenue	2.5x - 5x	3.8x
		Enterprise value to annualized revenue	2.0x - 2.5x	2.1x
		Enterprise value to ARR	2.0x - 17.6x	11.9x
		Enterprise value to gross profit	6.0x	6.0x
		Recovery percentage	17.8% - 44.0%	41.8%

Financial Instrument	Fair Value at December 31, 2025 (in thousands)	Significant Unobservable Inputs	Range	Weighted Average
Digital assets receivable	$8,454	Marketability discount	3.3% - 72.3%	49.3%
Investments	$495,372	Time to liquidity event (years)	0.0 - 10.0	4.8
		Annualized equity volatility	60.0% - 90.0%	81.7%
		Risk free rate	3.5% - 4.2%	3.8%
		Market adjustment discount	25.0% - 90.0%	46.9%
		Market adjustment premium	50.0% - 180.0%	102.9%
		Marketability discount	13.8% - 35.0%	23.8%
		Expected dividend payout ratio	—%	—%
		Enterprise value to LTM revenue multiple	2.5x - 3.3x	3.1x
		Enterprise value to projected revenue multiple	3.0x - 5.0x	4.4x
		Enterprise value to annualized revenue	5.0x - 9.0x	7.0x
		Enterprise value to ARR	3.0x - 13.0x	12.0x
		Enterprise value to gross profit	6.0x	6.0x
		Recovery percentage	36.0%	36.0%
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

	As of March 31, 2026
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$910,691	$910,691	$910,691	$—	$—
Assets posted as collateral – Cash	677	677	—	677	—
Accounts receivable	103,192	103,192	—	103,192	—
Loans receivable	634,654	634,654	—	634,654	—
Total Assets	$1,649,214	$1,649,214	$910,691	$738,523	$—
Accounts payable and accrued liabilities	$269,979	$269,979	$—	$269,979	$—
Notes payable	3,058,426	2,909,471	—	1,839,838	1,069,633
Collateral payable — Cash	20,896	20,896	—	20,896	—
Payable to customers — Cash	57,954	57,954	—	57,954	—
Loans payable	84,542	84,542	—	84,542	—
Settlement liability	112,643	113,532	—	113,532	—
Total Liabilities	$3,604,440	$3,456,374	$—	$2,386,741	$1,069,633

	As of December 31, 2025
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,246,240	$1,246,240	$1,246,240	$—	$—
Assets posted as collateral – Cash	700	700	—	700	—
Accounts receivable	34,012	34,012	—	34,012	—
Loans receivable	557,002	557,002	—	557,002	—
Total Assets	$1,837,954	$1,837,954	$1,246,240	$591,714	$—
Accounts payable and accrued liabilities	$277,663	$277,663	$—	$277,663	$—
Notes payable	2,861,055	2,864,110	—	1,986,123	877,987
Collateral payable — Cash	19,266	19,266	—	19,266	—
Payable to customers — Cash	2,359	2,359	—	2,359	—
Loans payable	52,626	52,626	—	52,626	—
Settlement liability	151,034	148,775	—	148,775	—
Total Liabilities	$3,364,003	$3,364,799	$—	$2,486,812	$877,987

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
13. LOANS RECEIVABLE
In the general course of business, the Company offers fiat-denominated loans to counterparties against digital assets or other collateral. No loans receivable were on nonaccrual status as of March 31, 2026 or December 31, 2025.
Loans Receivable, Current and Non-current

(in thousands)	March 31, 2026	December 31, 2025
Loans receivable	$627,853	$554,622
Loans receivable, non-current	7,050	2,553
Less: allowance for credit loss	(249)	(173)
Loans receivable, current and non-current	$634,654	$557,002
Loans receivable are scheduled to be repaid during the following periods:

(in thousands)	Amounts
2026 (remaining)	$612,639
2027	17,088
2028	3,688
2029	1,188
2030	300
2031	—
Loans receivable, current and non-current	$634,903
Balances represent loan principal and exclude accrued interest receivable on loans.
Collateral Payable Associated with Loans Receivable, Current and Non-current

(in thousands)	March 31, 2026	December 31, 2025
Collateral payable — Digital assets	$563,330	$613,716
Collateral payable — Cash	—	1,192
Collateral payable associated with loans receivable, current and non-current	$563,330	$614,908
Interest income related to the Company’s Loans receivable was $9.1 million and $12.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
14. PROPERTY AND EQUIPMENT
The following table represents property and equipment balances and accumulated depreciation as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Corporate assets (1)	$15,357	$15,084
Mining equipment	79,250	79,250
Data center infrastructure (2)	67,669	67,669
Land	36,306	35,272
WIP / Construction in progress (3)	1,700,020	1,344,211
Property and equipment, gross (4)	1,898,602	1,541,486
Less: Accumulated depreciation	(32,511)	(30,135)
Less: Impairment (5)	(88,238)	(88,238)
Property and equipment, net	$1,777,852	$1,423,113
__________________
(1)Corporate assets balances primarily relate to computer equipment, leasehold improvements, and furniture and fixtures.
(2)Data center infrastructure comprises land and improvements associated with our mining and Artificial Intelligence (“AI”) and High Performance Computing (“HPC”) leasing businesses. During the year ended December 31, 2025, a portion of data center infrastructure assets were transferred to WIP / Construction in progress as they are undergoing enhancements to support deployment of Galaxy’s AI/HPC operations.
(3)WIP/Construction in progress related to data center infrastructure under construction.
(4)Gross asset amounts are net of any asset disposals.
(5)Recognized in General and administrative expenses in the Company’s condensed consolidated interim statements of operations.

Depreciation expense of $2.4 million and $8.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively, is included in General and administrative expenses in the Company’s condensed consolidated interim statements of operations.
Impairment of Mining Equipment and Related Infrastructure
The Company assesses mining equipment and related infrastructure for impairment when a triggering event is identified. During the year ended December 31, 2025, the Company recognized an impairment of $87.3 million, of which $49.2 million was recognized during the three months ended March 31, 2025. Impairment was related to its mining equipment and related infrastructure, including assets in WIP/Construction in progress, which was applicable to the Treasury and Corporate segment. Impairment testing of assets held for use requires determination of recoverability using unobservable inputs such as estimated future cash flows and involves significant judgment. The Company estimated the future cash flows related to mining equipment and related infrastructure using the bitcoin price and network difficulty, as well as expected hosting cost as key inputs.
15. LEASES
Lessor
Deferred lease revenue represents payments received in advance of the Company’s performance obligation under the lease agreements in its Data Centers segment. Deferred lease revenue is recognized as income on a straight-line basis over the term of the lease agreement. The following table summarizes the Company’s deferred lease revenue activity for the three months ended March 31, 2026 and March 31, 2025:

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning balance	$150,000	$—
Lease billings in advance of performance obligation	—	—
Revenue recognized during the period	—	—
Ending Balance	$150,000	$—
Lessee
The Company enters into leases primarily for real estate, substantially all of which are used in connection with its operations.
Operating lease costs were $1.6 million and $1.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Variable lease costs, which are included in operating lease costs, were not material for the three months ended March 31, 2026 and March 31, 2025.
Supplemental disclosures for the Company’s condensed consolidated interim statements of cash flows:

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net cash provided by / (used in) operating activities
Cash paid in the measurement of operating lease liabilities	$1,570	$1,483
Supplemental statement of financial position and other disclosures related to operating lease right-of-use assets:

(in thousands, except lease term and discount rate)	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$9,339	$10,337
Operating lease liabilities	11,565	12,479
Weighted average remaining lease term (years)	2.7	3.0
Weighted average discount rate(1)	9%	9%
__________________
(1)The weighted average discount rate represents the Company’s incremental borrowing rate.
The following table represents future minimum lease payments of the Company’s operating lease liabilities as of March 31, 2026:

(in thousands)	Lease liability
Year ending December 31,
2026	$3,660
2027	4,807
2028	4,161
2029	429
Total future minimum lease payments	13,056
Less: Interest	1,491
Total lease liability	$11,565
Interest expense on the Company’s lease liabilities was $0.3 million for the three months ended March 31, 2026 and March 31, 2025.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
16. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table reflects the changes in the carrying amount of goodwill:

(in thousands)	March 31, 2026	December 31, 2025
Balance, beginning of period	$66,523	$58,037
Additions due to acquisitions (Note 3)	—	8,486
Balance, end of period	$66,523	$66,523
The Company recognized no impairment of Goodwill for the periods ended March 31, 2026 and March 31, 2025. All goodwill is allocated to the Digital Assets segment.
Other Intangible Assets
The following table represents intangible assets and accumulated amortization as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Software technology (1)	51,022	$48,494
Other purchased finite-life intangible assets	13,701	13,701
Indefinite-lived intangible asset	1,761	1,761
Intangible assets, gross	66,484	63,956
Less: Accumulated amortization	(37,920)	(34,458)
Intangible assets, net	$28,564	$29,498
_________________
(1)Includes capitalized equity based compensation of $4.8 million and $4.6 million as of March 31, 2026 and December 31, 2025, respectively.
The Company estimates that there is no significant residual value related to its finite-life intangible assets. The expected future amortization expense for currently amortizing finite-life intangible assets for the next five years is as follows:

(in thousands)	Amounts
2026	$7,921
2027	9,275
2028	7,888
2029	547
2030	120
Total future amortization expense	$25,751
17. COMMITMENTS AND CONTINGENCIES
Leases
As of March 31, 2026 and December 31, 2025, the Company had commitments primarily under three leases. Refer to Note 15 for further information on lease commitments.
Investment and Loan Commitments
As of March 31, 2026 and December 31, 2025, the Company was obligated to six portfolio companies, all of which are non-consolidated VIEs, to fund up to $48.8 million and $49.4 million, respectively. Subsequent to the

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
period ended March 31, 2026, none of this amount has been funded. Refer to Note 10 for further information on VIEs.
As of March 31, 2026 and December 31, 2025, the Company had outstanding credit facilities to counterparties and arrangements to finance delayed trading settlement up to three days totaling $80.0 million, and had funded $60.0 million in relation to these facilities. Credit facilities are supported by counterparties’ assets. There were no additional fundings of these facilities subsequent to period end.
Safeguarding of Customer Digital Assets
The Company is obligated to safeguard certain digital assets held on behalf of its customers, which are not recognized on the Company’s condensed consolidated interim statements of financial position. As such, the Company may be liable to its customers for losses arising from the Company’s failure to safeguard those digital assets from loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of March 31, 2026 and December 31, 2025.
Contractual Commitments
As of March 31, 2026 and December 31, 2025, the Company had an outstanding commitment for the construction of improvements at its Helios facility totaling $706.5 million and $529.8 million, respectively.
Indemnifications
The Company has provided standard representations for agreements and customary indemnification for claims and legal proceedings. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, counterparties to these transactions often provide comparable indemnifications. The Company is unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, it is not possible to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. The Company believes, however, that the possibility of making any material payments for these indemnifications is remote. As of March 31, 2026 and December 31, 2025, there was no liability accrued under these arrangements.
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
LUNA Matters: On March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve civil claims relating to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. As of March 31, 2026, the Company had accrued a legal provision of $112.6 million. The accrued amounts include the impact of discounting the estimated cash flows at a rate of approximately 4.26%. The undiscounted amount of the settlement was $120.0 million as of March 31, 2026, with

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
equal payments of $60.0 million due in 2027 and 2028. Under the terms of the settlement, Galaxy also agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
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
Tax-related distributions of $0 and $9.4 million were paid during the three months ended March 31, 2026 and March 31, 2025, respectively.
18. LOANS AND NOTES PAYABLE
Loans Payable
In the ordinary course of business the Company may borrow fiat currency, such as US dollars, to facilitate digital asset trading and lending activity. For the majority of these loans, there is no set repayment term and the Company can prepay without penalty.

(in thousands)	March 31, 2026	December 31, 2025
Loans payable	$84,542	$52,626
Interest expense related to the Company’s loans payable was $0.3 million and $3.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Assets Posted as Collateral Associated with Loans Payable

(in thousands)	March 31, 2026	December 31, 2025
Assets posted as collateral — Digital assets	$13,871	$13,317
Less: Allowance for credit losses	(62)	(62)
Assets posted as collateral associated with digital asset loans payable	$13,809	$13,255

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
On initial recognition of the 2026 Exchangeable Notes, 2029 Exchangeable Notes, and 2031 Exchangeable Notes, debt issuance costs of $13.4 million, $13.6 million and $26.7 million, respectively, were recognized as a reduction of Notes payable and are being expensed over the term of the debt. The unamortized debt issuance cost as of March 31, 2026 and December 31, 2025 was $37.2 million and $39.6 million, respectively. As of March 31, 2026 and December 31, 2025, there was $2.1 billion in principal outstanding of the Exchangeable Notes.
The interest expense from the Exchangeable Notes for the three months ended March 31, 2026 and March 31, 2025 was $17.6 million and $14.1 million, including coupon interest of $7.5 million and $5.9 million, respectively. The effective interest rates on the 2026, 2029, and 2031 Exchangeable Notes are 7.0%, 9.2%, and 0.9% respectively. During each of the three months ended March 31, 2026 and March 31, 2025, no Exchangeable Notes were exchanged.
Credit Agreement
On August 15, 2025, Galaxy Helios I LLC (“Galaxy Helios I”), a wholly owned subsidiary of GDH LP, entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG providing for a senior secured term loan facility in an aggregate principal amount of up to $1.4 billion. The intended use for this facility is to finance the construction and development of a data center project in Dickens County, Texas and related costs. As of March 31, 2026, the outstanding amount drawn on this facility was $1.1 billion, which is recognized within Notes payable in the Company’s condensed consolidated interim statements of financial position.
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
As of March 31, 2026, the Company’s notes payable repayment obligation was as follows:

(in thousands)	Amount Due
2026	$445,000
2027	—
2028	1,069,633
2029	402,500
2030	—
2031	1,300,000
Total	3,217,133
19. EQUITY
Issued Common Stock
The Company has two classes of ownership interests:
(1)Class A common stock, which shares are traded on Nasdaq under the ticker “GLXY,” and
(2)Class B common stock, which shares are held by Galaxy Group Investments LLC, an entity controlled by our founder and CEO, current and former employees of GDH LP as part of the GDH LP employee compensation plan and certain former shareholders. Shares of Class B common stock do not entitle holders to economic returns in the Company.
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

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
During the three months ended March 31, 2026 and March 31, 2025, no Class B common stock was cancelled in connection with exchanges of LP Units for shares of Class A common stock.
During the three months ended March 31, 2026 and March 31, 2025, there were tax-related distributions of $0 and $9.4 million, respectively, made for the purpose of covering GDH LP Unitholders’ tax expense due to 2024 taxable income. The majority of the recipients of the tax distributions are related parties. See Note 21 for further information on related party transactions.
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
20. EARNINGS PER SHARE
The Company calculates basic earnings per share by dividing net income attributable to the Class A common stock holders by the weighted-average number of Class A common stock outstanding during the period. Earnings per share presented for periods prior to the completion of the Reorganization Transactions assume that the post-reorganization equity structure of the Company during such period.

	Three Months Ended
	March 31, 2026	March 31, 2025
Basic income (loss) per share	$(0.48)	$(0.86)
Net income (loss) used in the calculation of basic income (loss) per share	$(92,154)	$(109,942)
Weighted average number of Class A common stock shares for the purposes of basic income (loss) per share	192,074,376	127,863,254
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended
	March 31, 2026	March 31, 2025
Diluted income (loss) per share	$(0.49)	$(0.86)
Net income (loss) used in the calculation of diluted income (loss) per share	$(191,099)	$(109,942)
Weighted average number of Class A common stock for the purposes of diluted income (loss) per share	390,482,653	127,863,254
The following adjustments were made to the basic income (loss) per share as they were dilutive for the periods presented:

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income (loss) used in the calculation of basic income (loss) per share	$(92,154)	$(109,942)
Noncontrolling interests	(98,945)	—
Net income (loss) used in the calculation of diluted income (loss) per share	$(191,099)	$(109,942)

Weighted average number of Class A common stock shares for the purposes of basic income (loss) per share	192,074,376	127,863,254
Noncontrolling interests	198,408,277	—
Weighted average number of Class A common stock for the purposes of diluted income (loss) per share	390,482,653	127,863,254
In addition, the following potentially dilutive shares were excluded from the diluted earnings per share calculation as they were anti-dilutive for the periods presented.

	Three Months Ended
	March 31, 2026	March 31, 2025
Exchangeable LP units	—	215,862,343
Compensatory awards	10,990,211	22,983,234
Exchangeable notes	53,563,706	30,247,946
Total	64,553,917	269,093,523
21. RELATED PARTY TRANSACTIONS
The Company’s related parties include entities over which it exercises significant influence and its key management personnel. Key management personnel are those persons having the authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly.
Distributions
Tax-related distributions of $0 and $9.4 million were paid during the three months ended March 31, 2026 and March 31, 2025, respectively. A majority of the recipients of the distributions were related parties.
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
The amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the timing of the redemptions of Class B common stock, the price of the Company's Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its Class B common stock at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis and the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
tax basis. The Company has recognized a TRA-related liability within the Other non-current liabilities of $149.4 million and $150.4 million as of March 31, 2026 and December 31, 2025, respectively, of which $71.4 million and $72.3 million were with related parties.
Investments in Galaxy Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles controlled by them or their immediate family members) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances may not be subject to performance fees. The fair value of such investments aggregated to $10.1 million and $11.5 million as of March 31, 2026 and December 31, 2025, respectively.
Transactions with GDH Ltd.
Prior to the Reorganization Transactions, in accordance with its then-effective limited partnership agreement, the Company reimbursed or paid for all reimbursable expenses of GDH Ltd. For the three months ended March 31, 2025, the Company paid or accrued $0.9 million on behalf of GDH Ltd., which is included in General and administrative expenses on the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2026, any expenses paid or accrued on behalf of GDH Ltd. were eliminated upon consolidation.
On April 14, 2022 GDH LP entered into a promissory note (as amended from time to time, the “Promissory Note”) with GDH Intermediate LLC (“GDHI LLC”), a subsidiary of GDH Ltd. prior to the Reorganization Transactions. As of March 31, 2025, GDHI LLC had advanced $109.0 million to the Company. As a result of the Reorganization Transactions, the Promissory Note was amended and restated with GDH LP and GGI as the counterparties. The Promissory Note is eliminated in consolidation subsequent to the Reorganization Transactions.
GalaxyOne
Certain of our executive officers and directors have accounts on our GalaxyOne platform (which offers access to certain deposit accounts and provides brokerage accounts for trading securities and digital assets) and use GalaxyOne products and services in the ordinary course. Similar to GalaxyOne’s other customers, these individuals pay us standard transaction and other fees related to such use, and earn a yield from us to the extent they hold certain investment products or cash balances on our platform, in each case on the same terms as other customers. As of March 31, 2026 and December 31, 2025, the Company recognized $0.3 million and $0.2 million, respectively, of liabilities related to certain related parties interactions with the GalaxyOne platform.
Other Related Party Transactions
The Company has sub-advisory arrangements with a beneficial owner of GDI (GDH Ltd. prior to the Reorganization Transactions). Such sub-advisory arrangements have been entered into with, or advised by, Galaxy Digital Capital Management LP, a consolidated subsidiary of the Company, in its capacity as an investment advisor registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). For the three months ended March 31, 2026 and March 31, 2025, the associated advisory fees were $0.6 million and $0.6 million, respectively.
The Company’s CEO, through an entity which he controls, owns a private aircraft that the Company uses for business purposes in the ordinary course of operations, on terms that are advantageous to the Company. The CEO paid for the purchase of this aircraft with his personal funds and has borne all operating, personnel and maintenance costs associated with its operation and use. During the three months ended March 31, 2026 and March 31, 2025, the Company incurred $0.2 million and $0.1 million, respectively, for such use negotiated on an arms-length basis in compliance with our aviation matters policy adopted in August 2022.
In addition, we have from time to time made use of the CEO’s private boat to host corporate meetings and for other business purposes in the ordinary course of the Company’s operations, on terms that are advantageous to the Company. The CEO paid for the purchase of this boat with his personal funds and has borne most of the operating, personnel and maintenance costs associated with its operation and use; while the Company paid for the cost of any

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
food and beverage consumption and a portion of operating fees. The expense incurred in relation to this boat was immaterial during the three months ended March 31, 2026 and March 31, 2025.
During the three months ended March 31, 2026 and March 31, 2025, the Company did not record tax payments made on behalf of certain related parties.
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
Assets and liabilities by each of the reportable segments as of March 31, 2026 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Total assets	$6,044,224	$2,103,624	$1,844,133	$9,991,981
Total liabilities	$5,137,591	$1,330,343	$745,432	$7,213,366

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Assets and liabilities by each of the reportable segments as of December 31, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Total assets	$7,339,673	$1,863,911	$2,144,497	$11,348,081
Total liabilities	$6,238,722	$1,098,739	$975,843	$8,313,304
Income and expenses by each of the reportable segments for the three months ended March 31, 2026 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Revenues	$10,038,557	$3,050	$(163)	$10,041,444
Gains / (losses) from operations	310,276	—	(138,495)	171,781
Revenues and gains / (losses) from operations	10,348,833	3,050	(138,658)	10,213,225

Transaction expenses	10,015,414	—	1,331	10,016,745
Impairment of digital assets	284,402	—	—	284,402
Compensation and benefits	58,595	3,103	21,850	83,548
Notes interest expense	—	—	17,576	17,576
Depreciation and amortization	3,164	—	2,675	5,839
Other expenses	21,809	1,494	17,073	40,376
Operating expenses	10,383,384	4,597	60,505	10,448,486

Unrealized gain / (loss) on notes payable – derivative	—	—	—	—
Other income / (expense), net	247	—	457	704
Total other income / (expense)	247	—	457	704

Net income / (loss) for the period, before taxes	$(34,304)	$(1,547)	$(198,706)	$(234,557)
Income tax benefit	—	—	(18,246)	(18,246)
Net income / (loss) for the period	$(34,304)	$(1,547)	$(180,460)	$(216,311)

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the three months ended March 31, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Revenues	$12,971,529	$—	$4,677	$12,976,206
Gains / (losses) from operations	92,370	—	(212,701)	(120,331)
Revenues and gains / (losses) from operations	13,063,899	—	(208,024)	12,855,875

Transaction expenses	12,920,860	—	26,150	12,947,010
Impairment of digital assets	78,308	—	34,121	112,429
Compensation and benefits	38,826	1,263	16,864	56,953
Notes interest expense	—	—	14,071	14,071
Depreciation and amortization	3,555	1,251	7,807	12,613
Other expenses	18,821	385	85,415	104,621
Operating expenses	13,060,370	2,899	184,428	13,247,697

Unrealized loss on notes payable - derivative	—	—	89,606	89,606
Other income / (expense), net	—	—	672	672
Total other income / (expense)	—	—	90,278	90,278

Net income / (loss) for the period, before taxes	$3,529	$(2,899)	$(302,174)	$(301,544)
Income tax expense / (benefit)	—	—	(6,112)	(6,112)
Net income / (loss) for the period	$3,529	$(2,899)	$(296,062)	$(295,432)
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
The Company also participates in decentralized finance protocols, smart contracts that perform specific functions. Decentralized finance protocols allow the Company to provide or access liquidity, as well as exchange digital assets directly, on the blockchain. The Company deposits or transfers its digital assets to the smart contracts of these decentralized finance protocols and typically receives protocol-specific digital assets that represent the Company’s claims on the underlying digital assets. The Company’s transactions with such decentralized finance protocols rely on the functions of open source smart contracts, which are not developed by the Company and could be subject to exploits. The Company mitigates this smart contract risk through review of smart contract audits, as well as other risk management strategies that prevent concentration in or over-reliance on any individual

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
decentralized finance protocol. Additionally, as transactions on decentralized protocols may occur without a centralized authority, the Company has implemented processes to monitor and review the digital asset wallets that interact with decentralized protocols in which the Company participates. As of March 31, 2026, three protocols, Aave, Morpho, and Spark represented 73% of the Company’s digital assets associated with decentralized finance protocols balance. As of December 31, 2025, three protocols, Aave, Kamino, and Spark, represented 70% of the Company’s digital assets associated with decentralized finance protocols balance. As of the date of this filing, the Company has not experienced any losses related to loss of access to its digital assets associated with decentralized finance protocols.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and loans receivable. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company held $546.6 million and $564.3 million of cash and cash equivalents at brokers and $44.4 million and $77.5 million of cash and cash equivalents on trading platforms as of March 31, 2026 and December 31, 2025, respectively. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of March 31, 2026 and December 31, 2025, no individual customer accounted for 10% or more of net accounts receivable. During the three months ended March 31, 2026, two digital asset trading platforms accounted for 32% of revenue and during the three months ended March 31, 2025, two digital asset trading platforms accounted for 43% of revenue. As of March 31, 2026, three counterparties and their related parties accounted for 44% of the Company’s Loans receivable and Digital asset loans receivable balance. As of December 31, 2025, three counterparties and their related parties accounted for 45% of the Company’s Loans receivable and Digital asset loans receivable balance. The Company held collateral exceeding 100% of the loan carrying value for each of these three counterparties as of both March 31, 2026 and December 31, 2025.
The Company is also subject to liquidity and concentration risk related to its short-term loans payable. The loans are callable on demand by the counterparties and are typically collateralized by the Company’s cash, investment securities, and digital assets held in the Company’s trading accounts at counterparties’ trading platforms. As of March 31, 2026 and December 31, 2025, one individual lending counterparty accounted for greater than 5% of current liabilities at 9.8% and 9.4%, respectively. The proceeds from these loans are utilized for trading activities.
The Company conducts digital asset trades using both direct principal to principal transactions with counterparties and through centralized or decentralized digital asset trading platforms. Digital assets held on trading platforms are subject to the operational control of the platform operators, and could potentially be lost or impaired due to fraud or negligence of the platform operators. The Company mitigates this risk by performing regular reviews of each digital asset trading platform on which it transacts, distributing its digital assets across multiple different trading platforms to reduce concentration risk, and holding assets in self-custody where appropriate. As of March 31, 2026 and December 31, 2025, approximately 56% and 37%, respectively, of the Company’s digital assets were held with third parties, including centralized trading platforms or posted with counterparties. As of March 31, 2026, two centralized digital asset trading platforms held more than 10% of the Company’s digital assets at 16% and 14%, respectively. As of December 31, 2025, one centralized digital asset trading platform held more than 10% of the Company’s digital assets at 14%.
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
24. INCOME TAXES
For the three months ended March 31, 2026 and 2025, the effective tax rates were 7.78% and 2.04%, respectively. The three months ended March 31, 2026 effective tax rate differs from the statutory rate primarily due to amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes as well as tax attributed to foreign jurisdictions. There were no material changes to uncertain tax positions or valuation allowances against deferred tax assets for the three months ended March 31, 2026.
25. OPERATING PARTNERSHIP FINANCIAL INFORMATION
The following tables represent the consolidated statements of financial position and consolidated statements of operations of GDH LP, the Company’s operating partnership:

Galaxy Digital Holdings LP’s Condensed Consolidated Interim Statements of Operations and Other Comprehensive Income (Loss)

	Three Months Ended
	March 31, 2026	March 31, 2025

Revenues	$10,041,444	$12,976,206
Gains / (losses) from operations	171,781	(120,331)
Revenues and gains / (losses) from operations	10,213,225	12,855,875
Operating expenses:
Transaction expenses	10,016,745	12,947,010
Impairment of digital assets	284,402	112,429
Other operating expenses	149,348	188,258
Total operating expenses	10,450,495	13,247,697

Other income / (expense):	704	90,278

Net income / (loss) before taxes	$(236,566)	$(301,544)
Income taxes expense / (benefit)	9,794	(6,112)
Net income / (loss)	$(246,360)	$(295,432)
Other comprehensive income (loss)	4,550	—
Comprehensive income (loss)	$(241,810)	$(295,432)

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Galaxy Digital Holdings LP’s Condensed Consolidated Interim Statements of Financial Position

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$904,685	$1,244,395
Digital assets	3,673,619	4,541,661
Digital assets receivable	5,053	8,497
Digital assets loan receivable, net of allowance	670,139	1,078,929
Investments	1,498,668	1,732,305
Assets posted as collateral	173,732	199,983
Loans receivable	643,958	562,376
Property and equipment, net	1,777,852	1,423,113
Other assets	448,426	397,651
Total assets	$9,796,132	$11,188,910
Liabilities and Equity
Digital assets borrowed	1,497,312	2,417,268
Loans payable	220,092	188,176
Collateral payable	1,550,976	1,980,171
Notes payable	3,058,426	2,861,055
Other liabilities	872,731	847,563
Total liabilities	7,199,537	8,294,233

Total equity	2,596,595	2,894,677

Total liabilities and equity	$9,796,132	$11,188,910

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
Our Digital Assets operating business segment provides new products and capabilities such as staking, margin-based financing and active exchange-traded-funds. Galaxy has relationships with approximately 1,700 trading counterparties spanning both crypto-native and traditional finance, with approximately $8.7 billion in assets across our platform as of March 31, 2026.
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
•Our Asset Management & Infrastructure Solutions business encompasses our investment management division and blockchain infrastructure products and services, with approximately $8.7 billion in assets across the platform as of March 31, 2026. Our Asset Management business manages a diverse suite of ETF and Alternatives strategies, taking the investing DNA that has been core to Galaxy since our founding and externalizing it for institutional allocators and individuals. Our Infrastructure Solutions business enables our clients to participate in an increasingly on-chain and decentralized future through staking, tokenization and custodial technology.
Our Data Centers operating business segment develops, and will in the future operate, HPC infrastructure to meet the growing demand for large-scale, power-ready facilities in the AI/HPC industry. Galaxy’s Helios data center campus, located in the panhandle region of West Texas, is developing the first 133 megawatts (“MW”) of critical IT load, utilizing approximately 200 MW of gross power capacity, for CoreWeave, Inc. (“CoreWeave”) under a 15-year lease agreement (the “Lease Agreement”) entered into in April 2025. The retrofit of Helios will be completed in phases, with substantially all of the 133 MW of critical IT load expected to be delivered by the end of the first half of 2026. In total, the Electric Reliability Council of Texas (“ERCOT”) has approved over 1.6 gigawatts (“GW”) of gross power capacity at our Helios campus. In addition to the initial 200 MW described above, 600 MW of this gross power capacity will support the incremental 393 MW of critical IT load leased to CoreWeave under the Phase II (the “Phase II Lease”) and Phase III (the

“Phase III Lease”) leases pursuant to the Lease Agreement, and is expected to be delivered starting in 2027. The remaining 830 MW of approved power capacity remains available to be contracted.
Our operating business segments are supplemented by our Treasury and Corporate segment, which includes Galaxy’s diversified portfolio of digital assets, venture, private equity, and fund investments.
Financial and Operational Highlights
•Galaxy generated Net loss of $216.3 million for the three months ended March 31, 2026 compared to Net loss of $295.4 million for the three months ended March 31, 2025.
•Galaxy generated Adjusted EBITDA of $(187.5) million for the three months ended March 31, 2026 compared to Adjusted EBITDA of $(289.5) million for the three months ended March 31, 2025.
•Total equity was $2.8 billion and cash and stablecoin holdings were $2.6 billion as of March 31, 2026.
•Galaxy received ERCOT approval for an additional 830 megawatts of power capacity at the Helios campus, doubling total approved capacity to over 1.6 GWs.
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
Within our Data Centers operating business segment, we expect the majority of revenue to come from long-term lease agreements with cloud service provider clients that Galaxy may obtain from time to time for HPC. Galaxy does not currently earn any material revenue from its Data Centers business, but expects this segment to become a significant and diversified source of long-term, predictable revenue for Galaxy, uncorrelated to the prices of digital assets, particularly once we begin to deliver critical IT load for CoreWeave (and potentially other future tenants) starting in 2026.
We also earn revenue by managing a diversified portfolio of digital assets, venture, private equity, and fund investments on our balance sheet, as well as through our bitcoin mining operations, all of which are reported within the Treasury and Corporate segment.
Non-GAAP Financial Measures
To supplement our condensed consolidated interim financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our business. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is used by management, in addition to GAAP financial measures, to understand and compare our operating results across accounting periods, for risk management and operational decision-making.
We believe Adjusted EBITDA provides investors with additional useful information in evaluating Galaxy’s operating performance, as well as a useful measure for period-to-period comparisons of our business performance.
Adjusted EBITDA is defined as Net income / (loss), excluding (i) equity based compensation, (ii) interest expense on structural debt, (iii) taxes, (iv) depreciation and amortization expense, (v) gains and losses on the embedded derivative on our Exchangeable Notes which ceased to exist upon consolidation as a result of the Reorganization Transactions, (vi) mining-related impairment loss / loss on disposal of mining equipment, and (vii) other discrete items which are not individually significant that we believe are not indicative of our ongoing results. The above items are excluded from our Adjusted EBITDA because these items are non-cash in nature, or because the amount and timing of these items are unpredictable, are not driven by core results of operations, and render comparisons with prior periods and competitors less meaningful.

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, Net income / (loss):

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Three Months Ended March 31, 2026
Net income / (loss)	$(34,304)	$(1,547)	$(180,460)	$(216,311)
Add back:
Equity based compensation	10,971	637	6,491	18,099
Notes interest and other expense	—	—	17,576	17,576
Tax expense / (benefit)	—	—	(18,246)	(18,246)
Depreciation and amortization expense	3,164	—	2,675	5,839
Other (1)	808	—	4,698	5,506
Adjusted EBITDA	$(19,361)	$(910)	$(167,266)	$(187,537)

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Three Months Ended March 31, 2025
Net income / (loss)	$3,529	$(2,899)	$(296,062)	$(295,432)
Add back:
Equity based compensation	5,942	471	3,601	10,014
Notes interest and other expense	—	—	16,269	16,269
Tax expense / (benefit)	—	—	(6,112)	(6,112)
Depreciation and amortization expense	3,555	1,251	7,807	12,613
Mining related impairment loss / loss on disposal	—	—	57,014	57,014
Unrealized (gain) / loss on notes payable – derivative	—	—	(89,606)	(89,606)
Other (1)	—	—	5,724	5,724
Adjusted EBITDA	$13,026	$(1,177)	$(301,365)	$(289,516)
______________
(1)Includes non-operating income and expenses, as well as other discrete items not indicative of ongoing operating performance, none of which were individually significant.
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
Adoption of digital assets
The launch of Bitcoin ETFs in 2024 coupled with a shift in U.S. government policy in 2025 enabled wider institutional adoption of bitcoin and other digital assets through increased market access and regulatory clarity. The initially retail-driven adoption of cryptocurrencies has evolved to include institutional holders, utilizing digital assets as both a store of value and for commercial applications. According to the National Cryptocurrency Association 2025 State of Crypto Holders Report, the number of U.S. cryptocurrency owners was over 55 million, or one in five Americans. Additionally, in a report released by EY Parthenon in March 2025, 83% of institutional investors intended to increase their allocations to digital assets in 2025. Bitcoin’s trailing five-year compounded annual growth rate, however, has fluctuated, and was approximately 3.0% as of March 31, 2026, reflecting a meaningful drawdown over the most recent two quarters. Historical trends are not indicative of future adoption, and it is possible that the adoption of digital assets and blockchain technology may slow, take longer to develop, or never be broadly adopted, which would negatively impact our business and operating results.
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
Results of Operations
Below is a discussion of our results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The results of operations presented below should be reviewed in conjunction with Galaxy’s condensed consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The table below presents our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025	Change	% Change
Revenues	$10,041.4	$12,976.2	$(2,934.8)	(23)%
Gains / (losses) from operations	171.8	(120.3)	292.1	(243)%
Revenues and gains / (losses) from operations	10,213.2	12,855.9	(2,642.7)	(21)%
Operating expenses:
Transaction expenses	10,016.7	12,947.0	(2,930.3)	(23)%
Impairment of digital assets	284.4	112.4	172.0	153%
Compensation and benefits	83.5	57.0	26.6	47%
General and administrative	20.4	86.6	(66.2)	(76)%
Technology	14.8	9.9	4.9	49%
Professional fees	11.0	20.8	(9.7)	(47)%
Notes interest expense	17.6	14.1	3.5	25%
Total operating expenses	10,448.5	13,247.7	(2,799.2)	(21)%
Other income / (expense):
Unrealized gain / (loss) on notes payable – derivative	—	89.6	(89.6)	n/m
Other income / (expense), net	0.7	0.7	—	—%
Total other income / (expense)	0.7	90.3	(89.6)	n/m
	$(234.6)	$(301.5)	$67.0	22%
Income taxes expense / (benefit)	(18.2)	(6.1)	(12.1)	198%
Net income / (loss)	$(216.3)	$(295.4)	$79.1	27%
Revenues and gains from operations
Revenue

	Three Months Ended March 31,
(in millions)	2026	2025	Change	% Change
Digital assets sales	$9,964.6	$12,849.6	$(2,884.9)	(22)%
Fees	21.6	11.5	10.1	88%
Blockchain rewards	27.6	71.1	(43.5)	(61)%
Proprietary mining	0.7	11.2	(10.5)	(94)%
Revenues from contracts with customers	$10,014.6	$12,943.4	$(2,928.8)	(23)%

Blockchain rewards from non-customers(1)	0.1	5.4	(5.3)	(98)%
Interest Income	26.7	27.4	(0.7)	(3)%
Total revenues	$10,041.4	$12,976.2	$(2,934.8)	(23)%
______________
(1)Includes blockchain rewards earned from decentralized finance protocols and third-party staking infrastructure.
Total revenues were $10.0 billion, a decrease of $2.9 billion, or 23%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026 was primarily driven by a $2.9 billion decrease in Digital assets sales. Galaxy recognizes revenue from transactions with customers, which include centralized trading platforms, and the corresponding Digital asset sales cost, on a gross basis because of its role as principal in sales and purchases of digital intangible assets. The significant volume of Galaxy’s digital intangible asset transactions results in significant Digital assets sales revenue with corresponding significant digital asset sales cost reflected in Transaction expenses. As a result, the magnitude of changes in Revenue on the Company’s statement of operations overshadow other parts of the business, but are predominantly offset by Transaction expenses in Net income / (loss).

Digital assets sales were $10.0 billion, a decrease of $2.9 billion, or 22% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026, was primarily driven by lower trading volumes compared to the first quarter of 2025, supplemented by lower average digital asset prices during the 2026 period. Digital assets sales associated with external customer facing trades are reflected in the Digital Assets segment.
Sales of bitcoin, ether and tether made up 82% versus 81% of Digital assets sales for the three months ended March 31, 2026 and three months ended March 31, 2025, respectively. Approximately 55% of Digital asset sales revenue for the three months ended March 31, 2026 was comprised of the sale of bitcoin, compared to 49% of Digital assets sales revenue for the three months ended March 31, 2025.
Fee revenue was $21.6 million, an increase of $10.1 million, or 88%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, the increase was primarily attributable to additional asset management fees earned during the quarter due to increased assets under management.
Blockchain rewards from customers were $27.6 million, a decrease of $43.5 million, or 61%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was attributable to a lower average price of digital assets during the 2026 period. Galaxy retained up to 10% of the net portion of blockchain rewards earned on third party digital assets bonded to Galaxy validator nodes, including the CPO, as of March 31, 2026. Blockchain rewards generated by the Digital Assets segment on Treasury and Corporate digital assets are eliminated on consolidation within the Treasury and Corporate segment. Blockchain rewards earned from non-customers are primarily generated from participation in various decentralized finance protocols. The yield generated from these activities is primarily driven by the value of the underlying digital asset at the time of receipt and the various incentives provided by the protocols to participants.
Proprietary mining was $0.7 million, a decrease of $10.5 million, or 94%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026 was attributable to the cessation of proprietary mining at the Helios site at the end of the first quarter of 2025. The Company’s remaining mining activities are reflected within the Treasury and Corporate segment.
Interest income was $26.7 million, a decrease of $0.7 million, or 3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily attributable to a reduction in average interest rate, partially offset by an increase in size of the loan book. The average loan book size for the three months ended March 31, 2026 was $1.4 billion compared to $874.0 million for the three months ended March 31, 2025. External lending revenue is reflected within the Digital Assets segment.
Gains / (losses) from operations

	Three Months Ended March 31,
(in millions)	2026	2025	Change	% Change
Net gain / (loss) on digital assets	$279.0	$(18.2)	$297.2	n/m
Net gain / (loss) on investments	$(212.6)	$(133.2)	$(79.4)	60%
Net gain / (loss) on derivatives trading	$105.4	$31.1	$74.3	239%
Net gain / (loss) from operations	$171.8	$(120.3)	$292.1	(243)%
Net gain / (loss) on digital assets was $279.0 million for the three months ended March 31, 2026, compared to a Net gain / (loss) on digital assets of $(18.2) million for the three months ended March 31, 2025. The net gain on digital assets during the three months ended March 31, 2026 was driven by net gains of approximately $147.1 million on bitcoin including associated DeFi assets, net gains of approximately $44.7 million on SOL, including associated DeFi assets as well as restricted tokens, and net gains of approximately $22.3 million on tether including associated DeFi assets, partially offset by net losses of approximately $24.6 million on ether, including associated DeFi assets. Galaxy transacts significantly in and holds net long positions predominantly in bitcoin, which decreased in value by 22% in the three months ended March 31, 2026, and in ether, which decreased in value by 29% in the three months ended March 31, 2026. The net gain or loss on digital assets not measured at fair value depends on the difference in value of the underlying digital asset between the time of recognition and derecognition. Net gain / (loss) on digital assets is reflected in both the Digital Assets and Treasury and Corporate segments depending on the underlying activity.
The primary drivers for the net gains and losses on digital assets were as follows:

	Three months ended March 31,
(in millions)	2026	2025	Change	% Change
Net gain/(loss) on digital intangible assets measured at fair value	$45.3	$(116.6)	$161.9	138.9%
Net gain/(loss) on digital intangible assets not measured at fair value (1)	229.8	80.6	149.2	185.1%
Net gain/(loss) on digital financial assets measured at fair value(2)	3.9	17.8	(13.9)	(78.1)%
Net gain/(loss) on digital assets	$279.0	$(18.2)	$297.2	1,633.0%
_______________
(1)Includes gain on derecognition of impaired digital assets.
(2)Includes gains and losses on tokenized financial assets such as U.S. Treasuries as well as tokenized variable debt tokens.
Net loss on investments was $212.6 million for the three months ended March 31, 2026, compared to a Net loss on investments of $133.2 million for the three months ended March 31, 2025. The net loss for the three months ended March 31, 2026 was primarily attributable to net unrealized losses on private investments and Bitcoin ETFs. The net loss for the three months ended March 31, 2025 was primarily attributable to net losses on bitcoin ETFs and the sponsored Galaxy Digital Crypto Vol Fund.
Net gain on derivatives trading was $105.4 million, an increase of $74.3 million, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Derivatives trading gains include proprietary trading and hedging activities. The increase for the three months ended March 31, 2026 was primarily attributable to an $85.0 million increase in realized and unrealized gains on settled and unsettled digital asset derivatives, partially offset by a $23.4 million increase in realized and unrealized losses on settled and unsettled interest rate derivatives. Net gain / (loss) on derivatives is reflected in both the Digital Assets and Treasury and Corporate segments dependent on the underlying activity.
Net derivative gain represents gains / (losses) from settled derivative trades and gains / (losses) on open derivatives. It was driven by the following free-standing derivatives:

	Three Months Ended March 31, 2026
(in thousands)	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading
Digital assets(1)	$(58,447)	$146,170	$87,723
Foreign currencies	(2,612)	6,205	3,593
Interest rates	(7,798)	(14,035)	(21,833)
Equity securities	13,329	23,440	36,769
Commodities	(1,881)	983	(898)
Total	$(57,409)	$162,763	$105,354
________________
(1)Galaxy actively hedged its exposure to restricted digital assets and digital asset receivables, which contributed $39.5 million to Net derivative gain in the three months ended March 31, 2026.

	Three Months Ended March 31, 2025
(in thousands)	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading
Digital assets(1)	$52,711	$(49,998)	$2,713
Foreign currencies	3,918	2,780	6,698
Interest rates	(495)	2,020	1,525
Equity securities	(1,407)	21,290	19,883
Commodities	(495)	735	240
Total	$54,232	$(23,173)	$31,059
_______________
(1)Galaxy actively hedged its exposure to restricted digital assets and digital asset receivables, which contributed $9.8 million to Net derivative gain in the three months ended March 31, 2025, respectively.
Operating expenses
Transaction expenses

	Three Months Ended March 31,
(in millions)	2026	2025	Change	% Change
Digital assets sales costs	$9,971.4	$12,839.1	$(2,867.7)	(22)%
Blockchain reward distributions	19.5	56.4	(36.9)	(65)%
Borrowing costs	17.5	33.8	(16.4)	(49)%
Mining costs	0.8	5.5	(4.8)	(87)%
Other transaction expenses	7.6	12.1	(4.5)	(37)%
Transaction expenses	$10,016.8	$12,946.9	$(2,930.3)	(23)%
Digital assets sales costs were $10.0 billion, a decrease of $2.9 billion, or 22%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This was primarily driven by lower trading volumes compared to the first quarter of 2025, supplemented by lower average digital asset prices during the 2026 period. Digital assets sales costs must be analyzed in conjunction with Impairment of digital assets and Net gain/(loss) on digital assets. As a percentage of Digital assets sales and Net gain/(loss) on digital assets, Digital assets sales costs and Impairment of digital assets collectively were approximately 100% for each of the three months ended March 31, 2026 and 2025. Digital assets sales cost associated with external customer facing trades are reflected in the Digital Assets segment.
Blockchain reward distributions were $19.5 million, a decrease of $36.9 million, or 65%, for the three months ended March 31, 2026 compared to $56.4 million for the three months ended March 31, 2025. Galaxy launched validators in 2023 (reflected within the Digital Assets segment) to which third party and proprietary digital assets may be bonded on PoS networks to generate blockchain rewards. Blockchain reward distributions represent the staking rewards earned on third party assets staked on Galaxy validators which are passed on to the third parties, net of the fees which Galaxy charges. Blockchain rewards and the associated Blockchain reward distributions both decreased in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, driven by lower average digital asset prices. Galaxy retained up to 10% of the net portion of blockchain rewards earned on third party digital assets bonded to Galaxy validator nodes, including the CPO, as of March 31, 2026. Blockchain reward distributions generated by the Digital Assets segment on Treasury and Corporate digital assets are eliminated on consolidation within the Treasury and Corporate segment.
Borrowing costs were $17.5 million, a decrease of $16.4 million, or 49%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower average borrowing volumes. The decline in borrowing volumes reflects broader de-leveraging across the digital asset lending market.
Mining costs were $0.8 million, a decrease of $4.8 million, or 87%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease is attributable to the cessation of mining hosting contracts and elimination of proprietary mining at the Helios site at the end of the first quarter of 2025 in anticipation of the data center conversion. Power costs make up the majority of mining business expense. Mining activities are reflected within the Treasury and Corporate segment.

Other transaction expenses were $7.6 million, a decrease of $4.5 million, or 37%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Other transaction expenses include exchange, custodial and trading fees.
Impairment of digital assets was $284.4 million, an increase of $172.0 million, or 153%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was primarily attributable to the mix of digital intangible assets with which the Company transacted; specifically higher exposure to digital assets which convey enforceable rights to Galaxy over the underlying assets, such as digital assets from many decentralized finance protocols and wrapped tokens, during the three months ended March 31, 2026, as compared to the same period last year, resulted in higher impairment as the associated assets typically do not qualify for fair value treatment under ASU 2023-08. Impairment of digital assets includes expense associated with digital intangible assets held at lower of cost or market that were sold during the period and those digital intangible assets still held by Galaxy at the end of the period.
Compensation and benefits were $83.5 million, an increase of $26.6 million, or 47%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase for the three months ended March 31, 2026 was due to an increase in headcount.
General and administrative expenses were $20.4 million, a decrease of $66.2 million, or (76)%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026 was primarily driven by the absence of the $49.2 million impairment of proprietary mining equipment and infrastructure recorded in the three months ended March 31, 2025. Depreciation and amortization of $5.8 million was included in General and administrative expenses for the three months ended March 31, 2026, which decreased by $6.8 million compared to $12.6 million for the three months ended March 31, 2025 due to the lower cost basis of assets currently in use as well as the write-off of certain mining assets in 2025. The Data Center segment assets were not depreciated as of March 31, 2026.
Net Income/(Loss)
Galaxy generated Net loss of $216.3 million for the three months ended March 31, 2026 compared to Net loss of $295.4 million for the three months ended March 31, 2025. The primary drivers of Net loss for the three months ended March 31, 2026 were losses in investments and digital assets held in our Treasury and Corporate segment. Galaxy transacts significantly in bitcoin which decreased in value by 22% during the three months ended March 31, 2026, and ether which decreased in value by 29% during the three months ended March 31, 2026. The primary drivers of Net loss for the three months ended March 31, 2025 were a net loss on our investment portfolio, impairment of our mining equipment and operating expenses.
The following table represents select financial data and a discussion of significant changes for the past eight quarters:

(in millions)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Net gain / (loss) on digital assets	$279.0	$171.9	$453.8	$134.9	$(18.2)	$198.2	$112.0	$(22.0)
Net gain / (loss) on investments	$(212.6)	$(482.5)	$297.8	$195.4	$(133.2)	$284.0	$13.3	$(101.5)

Quarter over quarter fluctuation
Bitcoin	(22)%	(23)%	6%	30%	(12)%	48%	1%	(12)%
Ether	(29)%	(28)%	67%	36%	(45)%	28%	(24)%	(6)%
Cryptocurrency market capitalization	(20)%	(24)%	16%	24%	(18)%	51%	(4)%	(14)%

Bitcoin price(1)	$68,233	$87,509	$114,056	$107,144	$82,549	$93,429	$63,329	$62,678
Ether price(1)	$2,105	$2,967	$4,146	$2,486	$1,823	$3,333	$2,603	$3,433
Cryptocurrency market capitalization(2)	$2,425,658	$3,047,610	$3,993,636	$3,429,992	$2,766,428	$3,393,595	$2,250,803	$2,332,883
(1)Represents coinmarketcap.com quoted price as of 23:59 UTC for bitcoin and ether. Presented in whole dollars.
(2)Represents market capitalization data from coinmarketcap.com for periods through September 30, 2024 and from coingecko.com for the periods through March 31, 2026.

Net gain / (loss) on digital assets and investments have historically been correlated with fluctuations in the prices of bitcoin and ether as demonstrated in the table above. As Galaxy’s operating businesses in the Digital Assets and Data Center segments mature, digital asset prices are anticipated to have a proportionally less significant impact on Net income in the future.
Components of Financial Position
The following represents selected financial data and a discussion of significant changes.

	As of
(in millions)	March 31, 2026	December 31, 2025	Change	% Change
Digital intangible assets(1)	$2,752.6	$3,553.0	$(800.4)	(23)%
Digital financial assets	921.0	988.6	(67.6)	(7)%
Digital assets loans receivable	670.1	1,078.9	(408.8)	(38)%
Assets posted as collateral — digital assets	173.1	200.1	(27.0)	(13)%
Digital assets receivable(1)	5.1	8.5	(3.4)	(40)%
Digital assets subtotal	4,521.9	5,829.1	$(1,307.2)	(22)%

Digital assets borrowed(1)	1,497.3	2,417.3	(920.0)	(38)%
Collateral payable — digital assets	1,530.1	1,960.9	(430.8)	(22)%
Digital asset liabilities subtotal	3,027.4	4,378.2	$(1,350.8)	(31)%

Investments(1)	1,498.7	1,732.3	(233.6)	(13)%
Property and equipment	1,777.9	1,423.1	354.8	25%

Total assets	$9,992.0	$11,348.1	$(1,356.1)	(12)%
Total liabilities	$7,213.4	$8,313.3	$(1,099.9)	(13)%
(1) Includes current and non-current portion.
As of March 31, 2026, our digital asset balances were $4.5 billion, a decrease of $1.3 billion from December 31, 2025. This decrease was primarily driven by a decrease in digital asset prices. These same drivers also drove the decrease of $1.4 billion in our digital assets liabilities balances which totaled $3.0 billion as of March 31, 2026. The Company’s largest digital asset holding as of both March 31, 2026 and December 31, 2025 was bitcoin. During the three months ended March 31, 2026, the price of bitcoin decreased by 22%.
Investments decreased $233.6 million during the three months to $1.5 billion as of March 31, 2026. This decrease was primarily due to decrease in fair value of private investments as well as bitcoin and ether spot ETF investments. As of March 31, 2026, Galaxy’s largest investments were bitcoin and ether spot ETF investments of $471.2 million and limited partner interests in Galaxy-sponsored funds totaling $216.2 million. As of December 31, 2025, Galaxy’s largest investments were bitcoin and ether spot ETF investments of $535.8 million and limited partner interests in Galaxy-sponsored funds of $259.3 million.
Property and equipment increased $354.8 million during the three months to $1,777.9 million as of March 31, 2026. The increase was primarily due to investment in AI/HPC infrastructure to build out our data center hosting facility at Helios in West Texas. We capitalize costs, including direct labor and materials, associated with the development and construction of our AI/HPC data center infrastructure while the assets are being prepared for their intended use.
Total assets decreased by $1.4 billion during the three months to $10.0 billion as of March 31, 2026, primarily due to the $1.3 billion decrease in digital assets balances partially offset by the $354.8 million increase in Property and equipment described above.
Total liabilities decreased by $1.1 billion during the three months to $7.2 billion as of March 31, 2026, primarily due to the $920.0 million and $430.8 million decrease in digital assets borrowed and digital asset collateral payable, respectively.

Liquidity and Capital Resources
We have historically financed our operations primarily through our operating results, net proceeds from the sale of exchangeable senior notes, investments from our private investors, and net proceeds from underwritten offerings.
We held $910.7 million in cash and cash equivalents as of March 31, 2026, a decrease of $335.5 million, or 26.9%, as compared to December 31, 2025. The following table provides a breakdown of the Company’s cash and cash equivalents balances by location:

(in millions)	March 31, 2026	December 31, 2025
Digital asset trading platforms	44.4	77.5
Other financial institutions(1)	866.3	1,168.7
Total	$910.7	$1,246.2
__________________
(1)Includes banks, other trading platforms, and broker-dealers
Working capital (current assets less current liabilities) was $2.9 billion and Total equity was $2.8 billion as of March 31, 2026, compared to working capital of $3.2 billion and Total equity of $3.0 billion as of December 31, 2025. As of March 31, 2026 and December 31, 2025, we held total gross digital assets with a carrying value of $3.7 billion and $4.5 billion, respectively.
On October 30, 2025, Galaxy issued $1.3 billion (including $150 million issued upon the exercise in full of the initial purchasers’ option to purchase additional 2031 Exchangeable Notes) of 0.50% Exchangeable Senior Notes due 2031. From time to time and subject to the terms of the indenture governing the 2031 Exchangeable Notes, the 2031 Exchangeable Notes are exchangeable for shares of Class A common stock. We are utilizing the net proceeds from the offering to support the build-out of high-performance computing infrastructure at our Helios data center in West Texas and for general corporate purposes. See Note 18 of the Company’s condensed consolidated interim financial statements included elsewhere in this Quarterly Report for additional information on the 2031 Exchangeable Notes.
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
On August 15, 2025, Galaxy Helios I LLC entered into the Credit Agreement with Deutsche Bank AG providing for a senior secured term loan facility in an aggregate principal amount of up to $1.4 billion. The intended use for this facility is to finance the construction and development of a data center project in Dickens County, Texas and related costs. As of March 31, 2026, the outstanding amount drawn under the Credit Agreement was $1.1 billion, which is recognized within Notes payable in the Company’s condensed consolidated interim statements of financial position. See Note 18 of the Company’s condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Credit Agreement.
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
The $256 million decrease in Total equity during the three months ended March 31, 2026 was primarily due to Net loss during the period of $216 million as well as repurchases of outstanding Class A common stock.

(in thousands)	March 31, 2026	December 31, 2025
Total assets	$9,991,981	$11,348,081
Total liabilities	$7,213,366	$8,313,304
Total equity	2,778,615	3,034,777
We may be required to return borrowed digital assets or counterparty collateral held to secure our loans receivable. As of March 31, 2026 and through the date of this filing, we have not experienced any difficulties meeting counterparty requests to return loans or collateral.
To meet our estimated capital expenditure requirements related to the conversion of the existing bitcoin mining infrastructure at our Helios campus to AI/HPC data center infrastructure, we will need to obtain additional debt, equity and/or equity-linked financing. The final terms and availability of any such financing will depend on various factors, including market conditions at the time. Beyond the Helios campus conversion, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to support working capital requirements for at least the next 12 months. We expect these sources will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, to general economic, financial, competitive, regulatory, and other factors that are beyond our control. See “Risk Factors—Risks Related to our Operations—Our expansion into the AI/HPC data center business has required, and will continue to require substantial additional capital. We may be unable to obtain additional financing for this or for other areas of business development on acceptable terms or at all” in this Quarterly Report on Form 10-Q. In the event there is insufficient working capital to support the growth of the business, we may sell digital assets to generate cash to meet obligations as they come due, or may exit all or a portion of an investment if an exit price is advantageous to us. We may also seek additional sources of financing in the future, including but not limited to, issuing equity, convertible notes or a debt facility.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Net cash provided by (used in) operating activities	(83,349)	159,413
Net cash provided by (used in) investing activities	(429,514)	64,100
Net cash provided by (used in) financing activities	177,314	(176,178)
Three Months Ended March 31, 2026
Cash and cash equivalents for the three months ended March 31, 2026 decreased from $1.2 billion to $910.7 million. The Company utilized $429.5 million for its investing activities, which was primarily due to purchases of property, equipment and intangible assets of $337.9 million. Net cash provided by financing activities was $177.3 million primarily due to $166.2 million of proceeds from Notes payable, net of issuance costs as well as $29.1 million net cash from margin loans payable, partially offset by $80.0 million of cash used in connection with repurchases of Class A common stock and settlement of equity awards. Operating activities utilized an additional $83.3 million.
Three Months Ended March 31, 2025
Cash and cash equivalents during the three months ended March 31, 2025 increased from $462.1 million to $509.4 million. The Company generated $64.1 million from its investing activities, which was primarily due to proceeds and distributions from investments of $781.6 million partially offset by purchases of investments of $645.3 million. Net cash used in financing activities was $176.2 million primarily due to $194.9 million of net cash used in margin loans payable and repayment of loans payable of $32.5 million partially offset by $61.9 million of proceeds from loans payable. Operating activities provided an additional $159.4 million.
Off-Balance Sheet Arrangements
As of March 31, 2026 and December 31, 2025, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial position.
Contractual Obligations and Commitments
The following table presents a summary of our contractual obligations as of March 31, 2026:

(in thousands)	Payments Due by Period
Contractual Obligations and Commitments	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Loans and collateral payable(1)	$3,132,662	$3,077,301	$55,361	$—	$—
Lease obligations	13,056	3,660	9,396	—	—
Notes payable	3,227,161	455,028	1,069,633	402,500	$1,300,000
Data center commitments	706,495	706,495	—	—	—
Legal settlement	120,000	60,000	60,000	—	—
Other obligations(2)	227,271	178,648	48,623	—	—
Total Contractual Obligations and Commitments	$7,426,645	$4,481,132	$1,243,013	$402,500	$1,300,000
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
Refer to Note 17 of Galaxy’s condensed consolidated interim financial statements included in this Quarterly Report for further information on our commitments and contingencies and Note 15 of Galaxy’s condensed consolidated interim financial statements for further information on the Company’s lease obligations.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated interim financial statements are prepared in accordance with GAAP. In preparing the condensed consolidated interim financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the condensed consolidated interim financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk associated with changes in the market value of assets and liabilities resulting from broad market movements, such as changes in the general level of interest rates, equity prices, foreign exchange rates, and commodity prices. The Company’s material market risks are outlined below.
Digital Asset Price Risk
We have invested a significant portion of our capital in digital assets. This includes Digital intangible assets, Digital financial assets, Digital assets loan receivable, net of allowance, Assets posted as collateral, Digital assets receivable, and Derivative assets. Offsetting our digital assets balances, we have digital asset related liabilities including Collateral payable, Digital assets borrowed, and Derivative liabilities. As discussed in Note 2 to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q, while the majority of our digital assets are measured at fair value starting from January 1, 2023, we continue to account for a material portion of our digital assets as indefinite-lived intangible assets, which are subject to impairment losses if the fair values of our digital assets decrease below their carrying values at any time since their acquisition. Our digital assets related liabilities are accounted for using the fair value of the underlying digital assets, and are sensitive to changes in market prices.
Management’s estimate of the effect of digital asset price risk on our Treasury and Corporate digital asset portfolio due to a +/- 20% change in the market prices of digital assets, with all other variables held constant, was +/- $133.5 million and $184.0 million as of March 31, 2026 and December 31, 2025, respectively.
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
Management’s estimate of the effect of equity price risk on investments due to a +/- 20% change in the market prices of our investments and investments sold short, with all other variables held constant, was +/- $280.0 million and $334.5 million as of March 31, 2026 and December 31, 2025, respectively.
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
Below is a list of digital asset trading platforms, including their location and type of collateral posted, where Galaxy posted more than a de minimis amount of risk margin as of March 31, 2026:

Entity	Entity Type	Entity Domicile	Collateral Type
Maple	Digital asset trading platform	Australia	Digital assets
Binance	Digital asset trading platform	Cayman Islands	Digital assets
Fidelity	Digital asset trading platform	United States	Digital assets
Coinbase	Digital asset trading platform	United States	Digital assets
As of March 31, 2026, the total amount of digital assets on the digital asset trading platforms listed above was $1.6 billion, of which $589.8 million was held at Coinbase, $509.3 million was held at Maple, $346.7 million was held at Binance, and $200.4 million was held at Fidelity.
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
We limit our credit risk by placing our cash and digital assets with financial institutions and trading platforms on which we have performed internal due diligence procedures. Our due diligence procedures around trading platforms include, but are not limited to, internal control procedures around on-boarding new platforms which includes review of their anti-money laundering (“AML”) and know-your-client (“KYC”) policies by our Deputy Chief Compliance Officer (centralized platform specific); obtaining a security report by an independent third-party, if available; regular review of market information specifically regarding the trading platforms’ security and solvency risk, including reviewing wallets that interact with decentralized platforms (decentralized platform specific); setting balance limits for each platform account based on risk exposure thresholds and preparing daily asset management reports to ensure limits are being followed; and having a fail-over plan to move cash and digital assets held on a platform in instances where risk exposure significantly changes.
While we intend to only transact with counterparties or platforms that we believe to be creditworthy, there can be no assurance that a counterparty will not default and that we will not sustain a material loss on a transaction as a result.

Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our CEO (our principal executive officer) and our CFO (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
For a description of our legal proceedings, see Note 17, Commitments and Contingencies, to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
See “Item 1A. Risk Factors—Risks Related to our Operations—We or our subsidiaries and affiliates are and may continue to be subject to substantial litigation, including individual and class action lawsuits, and regulatory risks” for additional information about the risks related to the LUNA matters.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated interim financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories. The market price of our Class A common stock could decline, and you could lose part or all of your investment due to any of these risks. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. See the section titled “Special Note Regarding Forward-Looking Statements.”
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
There are substantial risks and uncertainties associated with these efforts and we expect to invest significant capital and resources in such efforts. Regulatory requirements can affect whether initiatives are able to be brought to market at all and, even if so, in a manner that is timely and attractive to our customers. For example, while we recently launched our first tokenized collateralized loan obligation, there remains considerable regulatory uncertainty regarding how transactions, products, services or offerings involving tokenized real-world assets, including tokenized financial instruments, are or should be regulated. Initial timetables for the development and introduction of new lines of business, products or services and price and profitability targets may not be met. Furthermore, our revenues and costs may fluctuate due to start-up costs associated with new businesses or products and services (including for legal or regulatory reasons) while revenues may take time to develop, which may adversely impact our results of operations. If we are unable to successfully manage our business while reducing expenses, our ability to continue in business could depend on our ability to raise sufficient additional capital, obtain sufficient financing and/or monetizing assets. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.
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
Any declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets generally may adversely affect our operating results. We have significant investments in digital assets. As of March 31, 2026, we held digital intangible assets of $2.8 billion, digital financial assets of $921.0 million, and bitcoin and ether spot ETF investments of $471.2 million. Our operating results will be impacted by the revenues and profits we generate from the purchase, sale, and trading of digital assets and financial contracts linked to digital assets. The price of digital assets and associated demand for buying, selling, and trading of digital assets have historically been subject to significant volatility. For instance, after reaching then-record highs in December 2021, the value of the total crypto market cap declined by approximately 64% in the twelve months ended December 31, 2022. The collapse of several companies in the digital asset industry such as Celsius, Voyager and FTX impacted digital assets prices in 2022 and the majority of 2023. Despite reaching an all-time high during 2025, digital asset prices ended the year with a lower fair value than 2024. This volatility and price movement contributed to our financial performance for 2025. The price and trading volume of any digital asset is subject to significant uncertainty and volatility, and may significantly decline in the future, without recovery. Such uncertainty and volatility depend on a number of factors, including:
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

The SEC and its staff have taken the position that a range of digital assets, products and services fall within the definition of a “security” under the U.S. federal securities laws. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product, or service is a security or constitutes a securities offering under federal securities laws is ultimately determined by a federal court. The legal test for determining whether any given digital asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. (the “Howey Test”) and whether any given digital asset, product, or service is a note in the 1990 Supreme Court case Reves v. Ernst & Young. The legal tests for determining whether any given digital asset, product, or service is a security requires a highly complex, fact-driven analysis. Accordingly, whether any given digital asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular digital asset, product or service could be deemed a “security” or “securities offering” under applicable laws.
On March 17, 2026, the SEC, joined by the CFTC, issued an interpretation clarifying its views on the application of the federal securities laws to certain types of digital assets and transactions involving digital assets (the “Interpretive Release”). The Interpretive Release classifies digital assets into five categories based on their characteristics, uses, and functions: digital commodities, digital collectibles, digital tools, stablecoins and digital securities. Applying the traditional Howey Test, the Interpretive Release explains that, in the SEC’s interpretation, digital commodities, digital collectibles, digital tools, and stablecoins will generally not be considered securities so long as they are not the subject of an “investment contract,” which is defined as any contract, transaction, or scheme whereby a person invests money in a common enterprise and reasonably expects profits to be derived from the efforts of others. Under the Interpretive Release, the SEC identified specific examples of digital commodities including but not limited to Bitcoin, Ethereum, Solana and Dogecoin. The Interpretive Release also addresses several types of digital asset activities, including protocol mining and staking, and indicated in the SEC’s view these activities, when conducted in the manner specified in the Interpretive Release, will not require the registration of transactions under the Securities Act as the miners and stakers contribute their own efforts in exchange for programmatically issued crypto asset rewards.
While the Interpretive Release provides comfort that the SEC does not view Bitcoin and certain other digital assets as securities in and of themselves, certain transactions in such non-security digital assets may nonetheless be considered investment contracts, and thus securities for purposes of the federal securities laws. Moreover, the Interpretive Release does not discuss all digital asset-related activities and transactions that we may undertake, and it is possible that certain of those activities or transactions could still be determined to involve an investment contract, and thus, the holding, offer or sale of a security by us for purposes of federal securities laws. Moreover, the Interpretive Release represents the interpretation of the SEC only and thus is not binding on any other person (including private litigants) nor dispositive of how a court applying the U.S. federal securities may evaluate the regulatory characterization of any particular digital asset. Accordingly, although it provides improved comfort and clarity, the Interpretive Release is not dispositive and there remains regulatory risk and uncertainty regarding the U.S. regulatory treatment of digital assets, including Bitcoin.
Any enforcement action by the SEC or a state securities regulator asserting that a digital asset is a security or sold in a securities transaction or related derivatives contract, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of that digital asset, and depending on the specific characteristics of the digital asset, could have adverse spillover effects on the trading values of other digital assets perceived to share similar characteristics. This is because the business models behind most digital assets are incompatible with current U.S. regulations applying to transactions in securities. If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the U.S. through the same channels used by non-security digital assets. For example, all transactions in such digital asset would have to be registered with the SEC and potentially state securities regulators, or conducted in accordance with exemptions from registration, which could severely limit its liquidity and usefulness. Moreover, the network on which such digital asset is utilized may be subject to regulation as an intermediary in the securities markets, which could effectively render the network impracticable for its intended purposes. In addition to materially and adversely affecting the trading value of the digital asset, any such consequences are likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is a security or securities transaction by the SEC or another regulatory or judicial authority may have similar effects.
The SEC, especially under the prior administration, has also brought enforcement actions and entered into settlements with numerous industry participants alleging that certain digital assets are securities. In 2025, the SEC dismissed many of those enforcement actions. As part of our trading business, we have in the past and in some cases continue, to provide clients and counterparties access to certain digital assets that the SEC in these complaints has previously alleged to be securities, or the subject of securities transactions. We carefully consider the implications of these allegations as well as other developments relating to the digital assets to which we may provide clients and counterparties access. These statements, framework and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. As noted above, whether any given digital asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict. Moreover, the SEC and their senior officials have, at times, taken conflicting positions in speeches and enforcement actions as to whether a particular digital asset is a security. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets and as noted above, the SEC’s recent Interpretive Release provides increased clarity and comfort regarding its interpretation of the application of the federal securities laws to digital assets and certain activities involving digital assets.

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
Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which we use to make a risk-based assessment regarding the likelihood that a particular digital asset, product or service could be deemed a security under applicable securities laws. We believe that our process reflects a thoughtful analysis that is reasonably designed to facilitate consistent application of available legal guidance to digital assets to determine whether a particular digital asset is a security under the federal security laws. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets, products and services may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. There can be no assurance that we will properly characterize over time any given digital asset, product or service offering as a security or non-security, or that the SEC, state or foreign regulatory authority, or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We have received, and might in the future receive, from time to time, SEC inquiries regarding specific digital assets in which we transact.
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
We do not have experience in developing and offering AI/HPC data center infrastructure. We may experience difficulties and/or construction delays related to the infrastructure development and modification of AI/HPC campuses, including the Helios campus, due to factors beyond our control. For example, there may be difficulties related to, or construction delays caused by: integrating new equipment into our existing infrastructure; constraints on our ability to connect to or procure the expected electricity supply capacity at the campus, including delays in utility interconnection, transformer production, substation equipment availability or required utility upgrades; supply chain or construction disruption (including as a result of labor shortages, wage inflation, labor disputes, strikes or work stoppages, severe weather, tariffs or otherwise); failure of contractors or subcontractors to perform on a timely basis or at all, or other misconduct on the part of contractors or subcontractors; defects in design, construction or installed equipment; inability to procure the necessary equipment, including specialized and long-lead items such as generators, transformers, switchgear, cooling systems, substations and related electrical infrastructure, on commercially acceptable terms or at all; diversion of management resources; insufficient funding or other resource constraints; or actual costs for development exceeding our planned budget.
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
Governments have limited or may limit the shipment of products in and out of their jurisdictions or impose tariffs on products, which could negatively impact our ability to receive AI/HPC data center equipment from our suppliers. Our third-party manufacturers, suppliers, sub-contractors and customers have been and will continue to be disrupted by worker absenteeism, restrictions on employees’ ability to work, office and factory closures, severe weather, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our supply chain, shipments of parts for our AI/HPC data center equipment, as well as any new AI/HPC data center equipment we purchase, may be delayed. As our AI/HPC data center equipment requires repair or becomes obsolete and requires replacement, our ability to obtain adequate replacements or repair parts from the third-party manufacturers may therefore be hampered. Supply chain disruptions could therefore negatively impact our operations.
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
The global energy market is currently experiencing inflation and volatility pressures. Various macroeconomic and geopolitical factors are contributing to the instability and global power shortage, including the conflict between Ukraine and Russia and the conflict in the Middle East, severe weather events, governmental regulations, government relations, and inflation. Fluctuations in the prices and availability of sufficient power could affect our ability to profitably continue in our AI/HPC data center operations. Although we have undertaken certain processes, such as hedging, in order to reduce the risks of electricity price fluctuations, we expect the cost for power to continue to be volatile and unpredictable and subject to inflationary pressures, which could materially affect our financial forecasting, business, operating results, financial condition, and future prospects.
We may suffer losses due to staking, delegating, and other related services.
We currently stake certain digital assets and operate validator nodes on blockchain networks through our blockchain infrastructure operations. Some PoS networks require the digital assets to be transferred on the underlying blockchain networks into smart contracts which are not under our or, in certain circumstances, anyone’s control, or to a validator node directly, to participate in staking. Other PoS networks enable users to delegate certain rights or powers associated with the relevant digital assets to a validator node, while custody of the digital asset itself remains entirely with the user. If our validator nodes or relevant smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, our or our clients’ digital assets may be irretrievably lost. In addition, most PoS blockchain networks dictate requirements for participation in the relevant staking activity, such as requiring a minimum amount of staked digital assets before being able to operate as a validator node. Many PoS blockchain networks or other validator nodes may impose penalties, often referred to as “slashing,” if the validator node operator acts maliciously on the network, “double signs” any transactions, or experiences extended downtimes. Slashing penalties can also apply due to prolonged inactivity on a blockchain network and inadvertent errors such as coding, computing or hardware issues, as well as more serious behavior such as intentional malfeasance. If Galaxy-operated validator nodes or any other validator nodes that we may use are subject to slashing in the future in accordance with the rules of an underlying blockchain network, our or our clients’ staked digital assets may be confiscated, withdrawn, or burnt by the network, resulting in permanent losses. Any loss of digital assets, penalties or slashing events could damage our brand and reputation, cause us to suffer financial losses, and adversely impact our business.
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
In addition, our reliance on Cross River Bank, Paxos, and DriveWealth exposes us to their economic performances, such as any liquidity constraints, insolvency, or other factors impacting their abilities to provide services through the GalaxyOne platform, and to any events, circumstances, or risks affecting Cross River Bank, Paxos, DriveWealth or the banking and financial systems generally. If Cross River Bank, Paxos, or DriveWealth’s stability deteriorates, if any of them do not maintain appropriate regulatory compliance, or if GalaxyOne’s business or economic relationship with any of them deteriorates for any reason, our GalaxyOne products may be disrupted, the GalaxyOne brand may be harmed, and its business and financial performance may be adversely affected.
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
Some of our current and potential future competitors have longer operating histories and greater capital resources than we have and may offer a wider range of products and services. Some of our competitors, particularly new and emerging technology companies and those located outside the United States, are not subject to the same regulatory requirements or scrutiny we are subject to, which could allow them to innovate more quickly or take more risks, placing us at a competitive disadvantage. In addition, some of our competitors might also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can, especially larger competitors that might benefit from more diversified product and customer bases.
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
Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading platforms and decentralized financing protocols, these digital asset trading platforms may experience fraud, security failures or operational problems, which may adversely affect the value of digital assets traded on those digital asset trading platforms and decentralized finance protocols and, consequently, our investments and our Class A common stock.
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
Further, a number of digital asset trading platforms, including certain digital asset trading platforms with which we engage, do not obtain or perform comprehensive Services Organization Controls (“SOC”) 1 (assessing whether transactions are properly secured and segregated, and that the information provided to traders and investors is complete, accurate and timely) and SOC 2 (assessing the design and implementation of a platform’s security, availability, and confidentiality controls) evaluations of their systems on a regular basis, if at all. If digital asset trading platforms do not perform SOC evaluations, we may be unable to confirm that such platforms’ financial reporting is accurate or whether it has taken proper steps to secure its information technology infrastructure against internal and external threats, which could expose us to additional risks that may have been identified and remediated had such platforms obtained or performed SOC evaluation. Engaging with such digital asset trading platforms and decentralized finance protocols could materially impact our reputation and the actual or perceived security of our investments. As of March 31, 2026, we held approximately $2.5 billion in digital assets at digital asset trading platforms and decentralized finance protocols or custodians that do not have SOC reporting available. In addition, over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances or were made whole in dollar terms that did not enable customers to benefit from the market value growth of the original digital asset balances. For example, in November 2022, FTX—which was at the time one of the world’s largest and most popular digital asset trading platforms—became insolvent, and it was revealed that the platform had been misusing customer assets. While smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action.
Decentralized finance protocols present additional and distinct risks that are not addressed by SOC evaluations or by the regulatory frameworks applicable to centralized digital asset trading platforms. Because DeFi protocols operate through self-executing smart contracts, administrative permissions and oracle price feeds, they are susceptible to exploits that have no direct analog in traditional financial markets, including smart contract coding errors, price oracle manipulation (in which an attacker artificially inflates or distorts the reported price of an asset used as collateral), flash loan attacks, the compromise or social engineering of administrative or multi-signature “governance” keys, the elimination or absence of timelocks and other circuit-breaker controls, and the introduction of malicious or fraudulent collateral into a protocol. Even protocols that have undergone one or more third-party security audits, including audits by reputable firms, have suffered material exploits, and an audit cannot be relied upon as an assurance against loss. In addition, because DeFi protocols are highly composable and interconnected, an exploit at a single protocol can cascade across other protocols that integrate with, custody assets at, or rely on liquidity, vaults or price data sourced from the affected protocol. For example, on April 1, 2026, attackers drained approximately $285 million from Drift Protocol, then the largest decentralized perpetual futures exchange on the Solana blockchain; more than 20 other protocols with exposure to Drift reported subsequent disruptions, pauses or losses, and security firms have publicly attributed the attack to state-affiliated threat actors associated with the Democratic People’s Republic of Korea. Less than three weeks later, on April 19, 2026, attackers reportedly exploited the Kelp DAO bridge for an additional approximately $292 million, contributing to over $605 million in losses to the digital asset ecosystem in less than 20 days. We may have engaged, and may in the future engage, with protocols that have suffered, or that subsequently suffer, similar exploits, and we may not be able to recover any digital assets lost as a result of such an exploit. The frequency, sophistication and aggregate value of such exploits has increased materially in recent periods, and the loss of digital assets through a DeFi protocol exploit—whether held by us directly, through a vault or strategy, or by a counterparty with which we transact—could be material and is generally not insured.
Negative perception, a lack of stability in these digital asset trading platforms, fraud or misconduct, and the temporary or permanent closure of such trading platforms due to fraud, business failure, hackers or malware, or, in the case of DeFi protocols, due to smart contract or governance exploits, or government-mandated regulation may reduce confidence in the digital asset marketplace in general and result in a reduction in the value of our assets and greater volatility in the price of digital assets (including bitcoin), as well as increase scrutiny on our activities and increase the likelihood of unfavorable government regulation and the risks of litigation against us. These potential consequences could materially and adversely affect our investment and trading strategies, the value of our assets and the value of any investment in us and, therefore, the market price of our Class A common stock.
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
In addition, on March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve certain civil claims relating to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. Under the terms of the settlement, Galaxy (i) accrued a legal provision of $112.6 million as of March 31, 2026 (the undiscounted amount of which is $120 million, payable on a pre-determined schedule over the course of four years) and (ii) has agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
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
For more information about litigation matters and other regulatory and legal proceedings in which we are involved, see Note 17. Commitments and Contingencies to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
In addition, our ability to operate depends on access to traditional banking, payment, settlement, fiat on- and off-ramp, and credit services from a limited number of financial institutions willing to serve digital asset businesses. Although the U.S. federal banking agencies have rescinded prior guidance that discouraged banks from engaging with digital asset clients, banks and payment providers may continue to limit, condition, or terminate services to us or our clients, counterparties or affiliates due to perceived regulatory, reputational, AML/sanctions or capital considerations. The loss, suspension, or material change in terms of any such relationship - including correspondent banking, USD wire and ACH access, custody of fiat reserves, stablecoin issuance and redemption rails, or credit lines - could disrupt our trading, asset management, lending and AI/HPC operations, increase our costs, limit our ability to settle client activity on a timely basis, and have a material adverse effect on our business, financial condition and results of operations.
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
On August 15, 2025, Galaxy Helios I LLC (“Galaxy Helios I”), a wholly owned subsidiary of GDH LP, entered into a credit agreement (the “Credit Agreement”) and related transaction documents (together with the Credit Agreement, the “Project Financing Documents”) with Deutsche Bank AG. Subject to customary exceptions, the Project Financing Documents contain certain limitations on the ability of Galaxy Helios I to engage in certain activities, including incurring indebtedness and liens, making investments, entering into affiliate transactions and undergoing fundamental changes. The Project Financing Documents also contain a financial maintenance covenant, requiring Galaxy Helios I to maintain a minimum debt service coverage ratio of 1.40 beginning with the first full quarter after Stabilization (as defined in the Credit Agreement) and a maximum loan-to-cost ratio of 80% on the closing date and each fiscal quarter thereafter until Stabilization. GDH LP is required to maintain tangible net worth of at least the Loan Amount tested on a quarterly basis and to maintain liquidity of at least 10% of the aggregate outstanding Loan Amount at all times (reduced to 5% upon satisfaction of certain conditions).
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
We may purchase and write put and call options on digital or non-digital assets. These are highly specialized activities that entail greater-than-ordinary investment risks. An uncovered call writer’s loss is theoretically unlimited. Unlike exchange-traded options, which are standardized with respect to some or all of the underlying instrument, expiration date, contract size and strike price, the terms of OTC options (options not traded on exchanges) are generally established through negotiation with the other party to the option contract. While this type of arrangement allows greater flexibility to tailor an option, OTC options generally involve greater credit risk than exchange-traded options, which are typically guaranteed by a clearing organization, frequently affiliated with the exchanges on which they are traded. As of the date of this Quarterly Report, the availability of exchange-traded and OTC options on digital assets is extremely limited, so terms may be unfavorable and risks may be greater in comparison to those available for more firmly established types of options.
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
There are also volatility risks related to stablecoins, which are designed to have a relatively stable price relative to an underlying physical asset, most commonly a fiat currency, such as U.S. dollars, or an exchange-traded commodity. We regularly transact in and hold stablecoins; as of March 31, 2026, USDC and USDT were the only stablecoins that we held in material amounts. Although the GENIUS Act, signed into law in July 2025, established the first federal regulatory framework for payment stablecoins in the United States, implementing rules and supervisory expectations from the federal banking agencies, the U.S. Treasury and state regulators are still being developed, and significant uncertainty remains regarding how those requirements (including reserve composition, redemption, disclosure, anti-money laundering, and permissible-issuer requirements) will apply to issuers and to market participants like us that custody, transact in, settle in, or extend credit against stablecoins. Compliance with the GENIUS Act and related foreign regimes (including the EU Markets in Crypto-Assets Regulation and the U.K.’s forthcoming stablecoin rules) may require us, our counterparties, or stablecoin issuers to make changes to product features, supported assets, or operational processes, any of which could disrupt our use of stablecoins and adversely affect our business. Historically, a lack of applicable law and regulation afforded discretion to certain stablecoin issuers to determine the composition and amounts of assets backing those stablecoins, and certain non-U.S. issuers may continue to operate outside any comparable framework. There is a risk that an issuer may be unable to liquidate enough backing assets if it were to face mass redemptions of its stablecoin, which could cause the price of the stablecoin to deviate from the price of the underlying fiat currency or other asset with which the stablecoin is designed to align in price. If a stablecoin issuer were to fail to honor its redemption obligations, this could undermine public confidence in stablecoins and in digital assets more broadly, which could have a widespread impact on the cryptoeconomy, causing the prices of other stablecoins and digital assets to become more volatile. In addition, operational issues with stablecoins (for example, technical issues that prevent settlement) or regulatory concerns about stablecoin issuers or intermediaries, such as digital asset spot markets, that support stablecoins, could have a significant impact on the global crypto market and may adversely affect our business.
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

There can be no assurance that the IRS, U.S. state revenue agencies, or other foreign tax authorities will not alter their respective positions with respect to digital assets in the future or that a court would uphold the treatment set forth in existing positions. It also is unclear what additional tax authority positions, regulations, or legislation may be issued in the future on the treatment of existing digital asset transactions and future digital asset innovations under U.S. federal, U.S. state, or foreign tax law. Any such developments could result in adverse tax consequences for holders of digital assets and could have an adverse effect on the value of digital assets and the broader digital assets markets. Future technological and operational developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. and foreign tax purposes. The uncertainty regarding tax treatment of digital asset transactions impacts our customers, and could impact our business, both domestically and abroad.
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
Lending digital assets poses additional risks.
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
The success of cryptocurrency-based blockchain and other digital asset platforms will depend on the continued development of a stable public infrastructure, with the necessary speed, data capacity and security, and the timely development of complementary products such as high-speed modems for providing reliable internet access and services. Digital assets have experienced, and are expected to continue to experience, significant growth in the number of users and amount of content. Blockchains will continue to be increasingly interconnected with other blockchains and real-world applications. As services and applications continue to be built on top of blockchains, they will place increased reliance on third-party infrastructure providers, including in connection with cross-chain bridges and messaging, liquidity providers, wallets, data feeds and oracles. Reliance on any of these third-parties introduces additional risks and points of failure. For example, on April 19, 2026, attackers reportedly exploited the Kelp DAO cross-chain bridge for approximately $292 million, contributing to over $605 million in losses to the digital asset ecosystem in less than 20 days when combined with the Drift Protocol exploit earlier that month. There is no assurance that the relevant digital asset infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the technology will not be adversely affected by this continued growth. There is also no assurance that the infrastructure or complementary products or services necessary to make digital assets a viable product for their intended use will be developed in a timely manner, or that such development will not result in the requirement of incurring substantial costs to adapt to changing technologies. The failure of these technologies or platforms or their development could materially and adversely affect our investment and trading strategies, the value of our assets and the value of any investment in us. Any number of anticipated or unforeseen technical changes, software upgrades, soft or hard forks, cybersecurity incidents or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our systems. If we or our third-party providers are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support certain cryptocurrencies or blockchain networks, our customers’ assets may be frozen or lost, the security of our hot or cold wallets may be compromised and our systems and technical infrastructure may be affected, all of which could adversely impact the success of our business, financial condition and results of operations. Cryptocurrencies are created, issued, transmitted, and stored according to protocols run by computers in the cryptocurrency network. It is possible these protocols have undiscovered flaws or could be subject to network scale attacks which could result in losses to us. Advancements in quantum computing could break the cryptographic rules of protocols which support certain of our assets.

From time to time, we may encounter technical issues in connection with changes or upgrades to the underlying digital asset networks of supported cryptocurrencies or protocols, and more broadly, such changes or upgrades may be delayed or unsuccessful, any of which could materially and adversely affect our investments and trading strategies, our financial condition and results of operations.
In order to support any supported digital asset, a variety of front and back-end technical and development work is required to implement our wallet, custody, trading, staking and other solutions for our customers, and to integrate such supported digital asset with our existing technical infrastructure. For certain digital assets, a significant amount of development work is required and there is no guarantee that we will be able to integrate successfully with any existing or future digital asset. In addition, such integration may introduce software errors or weaknesses into our platform, including our existing infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our systems. If we or our third-party providers are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support certain cryptocurrencies or blockchain networks, our customers’ assets may be frozen or lost, the security of our hot or cold wallets may be compromised and our technical infrastructure may be affected, all of which could adversely impact the success of our business, financial condition and results of operations.
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
We engage in various DeFi activities. As of March 31, 2026, Galaxy’s digital assets associated with decentralized finance protocols was $713.2 million. These protocols achieve their investment purposes through self-executing smart contracts that allow users to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn with no restrictions. However, these DeFi protocols are subject to various risks, including uncertain regulatory and compliance conditions in large markets such as the United States, the risk that the underlying smart contract is insecure, the risk that borrowers may default and the investor will not be able to recover its investment, the risk that any underlying collateral may experience significant volatility, and the risk of certain core developers with protocol administration rights can make unauthorized or harmful changes to the underlying smart contract. If any of these risks materialize, our digital assets in these DeFi protocols may be adversely impacted and we may lose some or all of our digital assets. Furthermore, in certain decentralized protocols, it may be difficult or impossible to verify the identity of a transaction counterparty necessary to comply with any applicable anti-money laundering, countering the financing of terrorism, or sanctions regulations or controls.
The complexity and interconnectedness of digital asset networks, applications, and economic systems enable new forms of malicious attacks that leverage a feature or vulnerability of one system to attack another. Such an attack may take the form of a temporary manipulation of the price of certain digital assets that trigger second order behaviors, such as automatic collateral liquidations on decentralized applications or digital asset trading platforms. Such an attack could adversely affect investments. A malicious actor can exploit the structure of one or a series of smart contracts or applications in ways that do not technically constitute exploitation of a “bug” or flaw in the smart contract or application. For example, such an exploit has occurred repeatedly in the decentralized finance ecosystem, whereby a decentralized trading platform or lending application is designed to reference an external pricing source of a particular digital asset to determine when to liquidate collateral. By manipulating the price of the particular digital asset on a third-party platform (such as a digital asset trading platform), the pricing source used by the decentralized trading platform or application is consequently manipulated, which then leads to uneconomic collateral liquidations on the decentralized trading platform or application. For instance, the April 2026 Drift Protocol exploit on the Solana blockchain drained approximately $285 million and triggered cascading disruptions across more than 20 other protocols with exposure to Drift, demonstrating the systemic risks posed by such interconnections. Such liquidations may be processed automatically and could have a material adverse effect on our investments and trading strategies.
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
For instance, on September 16, 2022, the U.S. Treasury and Justice Departments released regulatory and legislative recommendations and priorities to address illicit finance risks connected to the digital assets ecosystem, following former President Biden’s executive order on the regulation of digital assets. The reports reflect the proactive posture that both the U.S. Treasury and Justice Departments have taken towards the enforcement and implementation of AML standards in the digital assets ecosystem. As part of its AML efforts, the U.K.’s Financial Conduct Authority (“FCA”) requires cryptoasset businesses to be duly registered with the FCA under the Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (the “MLRs”). The FCA has also introduced rules to address harm to retail customers arising from the sale of derivatives that reference certain types of cryptoassets, contending that they are “ill-suited” to retail consumers due to extreme volatility, valuation challenges and association with financial crimes. The rules, which entered into force on January 6, 2021, prohibit the sale, marketing and distribution to retail clients in the U.K. of derivatives that reference certain types of unregulated, transferable cryptoassets. The prohibition applies to investment firms, credit institutions and branches in the U.K. of third-country firms (among others) that market, distribute or sell digital asset-derivatives in, or from, the U.K. to retail clients. A similar ban on the marketing and sale of exchange-traded notes referencing cryptoassets to retail customers was lifted in October 2025. The UK regulatory framework for cryptoassets continues to evolve rapidly, and firms operating in this space face an increasingly complex and restrictive compliance landscape. Many types of cryptoassets, including popular cryptocurrencies such as bitcoin, are also subject to the U.K.’s financial promotions regime. It is a criminal offense for these products to be marketed in the U.K. unless the relevant financial promotion has been approved by an FCA authorized firm or an exemption applies. The exemptions are narrow and will generally only be available to sophisticated investors. Legislation implementing a new UK cryptoasset regulatory regime (the Financial Services and Markets Act 2000 (Cryptoassets) Regulations 2026) (the “Crypto Regulations”) was passed by Parliament in February 2026 and will come into force on 25 October 2027. The Crypto Regulations bring a wide range of cryptoasset activities within the scope of the UK’s regulatory perimeter, including operating a cryptoasset trading venue, providing custody services and dealing in cryptoassets. Firms performing such activities by way of business in the UK will need to be authorized by the FCA. The FCA is in the process of consulting on associated regulatory changes that will be required to fully implement the Crypto Regulations. As part of this, the FCA has recently consulted on matters including: (i) the application of FCA Handbook rules to regulated cryptoasset activities; (ii) its approach to regulation of regulated cryptoasset activity; (iii) the prudential regime for cryptoasset firms; (iv) admissions and disclosures, and market abuse regime for cryptoassets; (v) application of the Consumer Duty to cryptoasset firms; and (vi) the FCA’s interpretation of the regulatory perimeter. While these consultations are ongoing, it currently appears that the FCA will take an expansive approach to regulation of cryptoasset activities, and authorization as a cryptoasset firm is likely to be broadly equivalent to more traditional financial services authorizations, such as investment services. To the extent other U.S. and foreign regulatory authorities or legislative bodies adopt other or additional regulations or legislation applicable to the digital asset industry or any other aspect of our business, we could face a heightened risk of potential regulatory violations and could be required to make significant changes to our business model and practices, which changes might not be successful, or to obtain licenses that may be difficult to secure or costly to maintain. Any of these outcomes could have an adverse effect on our business, financial condition and results of operations.

We currently offer services involving, and expect to continue to support, certain smart contract-based digital assets. If the underlying smart contracts for these protocols do not operate as expected, they could lose value and our business could be adversely affected.
We currently offer services involving, and expect to continue to support, various digital assets that represent units of value through the use of smart contracts deployed on a blockchain. Smart contracts are programs that store and transfer value and execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming and design can have damaging, and even permanent, ramifications. For instance, on April 1, 2026, attackers linked to the DPRK exploited the Drift Protocol smart contract to drain approximately $285 million from the protocol, then the largest decentralized perpetual futures exchange on the Solana blockchain. If any such vulnerabilities or flaws are exploited or come to fruition, smart contract-based digital assets may suffer negative publicity, be exposed to security vulnerabilities, decline significantly in value, and lose liquidity over a short period of time. As smart contract-based digital assets continue to develop and evolve, we may be subject to unintended or unforeseen regulatory risks and regulatory actions, which may be inconsistently applied across jurisdictions.
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
The financial services industry is among the most extensively regulated industries in the United States. We operate a dually-registered commodity trading advisor/commodity pool operator, an SEC registered investment adviser, a CFTC-regulated swap dealer and three broker-dealers, each of which is subject to a specific and extensive regulatory regime. We are subject to numerous state and federal laws and regulations of general application. It is thus very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients’ businesses.
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
Our subsidiary Galaxy DBL LLC is a CFTC-regulated commodity trading advisor and commodity pool operator and is a member of the NFA. In addition, our subsidiary GDL is a registered CFTC-regulated swap dealer. As such, Galaxy DBL LLC and GDL are subject to regulatory requirements under the Commodity Exchange Act, CFTC regulations and NFA bylaws and rules. These include disclosure, recordkeeping, cybersecurity and reporting requirements, restrictions on advertising, registration and licensing of certain personnel and conduct and anti-fraud requirements, among others. Failure to comply with these regulations could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, as well as reputational harm. In addition, Galaxy’s customers may face additional costs for transactions with Galaxy (such as certain requirements related to margin posting and collection) that may make those customers less willing to trade swaps with Galaxy.
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
Our subsidiary Galaxy Digital UK Limited (“GD UK”) is authorized by the FCA and has permission to carry on a range of regulated activities, including, but not limited to, advising on certain investments, arranging deals in certain investments and dealing in certain investments as principal and agent. As an FCA authorized firm, GD UK is subject to a range of laws and regulations, including, but not limited to, U.K. AML requirements, the FCA’s conduct of business obligations, regulatory reporting requirements and corporate governance obligations. GD UK is also registered with the FCA as a cryptoasset business under the MLRs, which also imposes regulatory requirements on GD UK, however these are primarily AML focused and are generally not as extensive as those that apply through its FCA authorization. Failure by GD UK to comply with its obligations under its authorization or registration may result in investigations and enforcement action by the FCA or other regulatory authorities in the U.K.
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
Under the prior administration, there was also an increase in SEC oversight, including reported SEC subpoenas of teams behind DeFi platforms, which indicates that the SEC believed DeFi activities may in themselves implicate federal securities laws. In April 2023, the SEC reopened the comment period and provided supplemental information for its proposed amendments to the definition of “exchange” under the Exchange Act, including that it believed DeFi protocols, and the parties that develop them, could be exchanges subject to federal securities laws if they facilitate the trading of digital asset securities. In March 2025, then Acting SEC Chairman Uyeda said he had asked SEC staff for options on abandoning the digital assets-related elements of the proposal, and in April 2025 the SEC announced it would not pursue the proposed amendments as they relate to DeFi protocols. However, it is possible that future administrations or Congress could revisit these issues, including, most recently, through the SEC’s Division of Trading and Market Staff statement on the application of broker-dealer registration requirements to certain decentralized protocol user interfaces. Because it is unclear which digital assets on a DeFi platform may be deemed securities and which DeFi activities in themselves may implicate the federal securities laws, it is likely that the DeFi industry will face a prolonged period of regulatory uncertainty. It is possible that some DeFi protocols, including those using digital assets that we invest in, will be subjected to costly and burdensome compliance regimes or even prohibited outright.
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
There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. The Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act) which was signed into law in July 2025 and established the first comprehensive regulatory scheme for payment stablecoins in the United States; implementing regulations under the GENIUS Act are currently subject to an ongoing rulemaking process, including comment periods at the OCC and state banking regulators. Other digital asset market structure bills, including the Clarity for the Regulation of Innovation in Tokens (CLARITY) Act, which passed the House of Representatives in July 2025, continue to be contemplated in the Senate. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and those held by us specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on our business and the market price of our Class A common stock.
Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of digital assets. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than bitcoin owned by the Department of Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of various digital assets in the expectation of the U.S. government acquiring those digital assets to fund such reserve, and the market price of some digital assets decreased significantly as a result of the ultimate content of the Executive Order. Future changes to, rescission of, or implementation actions under, this or any successor Executive Order, including any decision by the U.S. government to sell, lend, distribute, or otherwise dispose of bitcoin or other digital assets held in the Strategic Bitcoin Reserve or the Digital Asset Stockpile, could place significant downward pressure on the price of bitcoin and other digital assets, which would adversely affect the value of our digital asset holdings and the demand for our products and services. Similar actions, omissions or policy reversals by the U.S. federal administration or other government authorities (whether in the United States or in foreign jurisdictions) may negatively and significantly impact the price of digital assets.
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
Legal or regulatory changes or interpretations of our existing and planned activities (including those of our subsidiaries or our portfolio companies), including the mere buying and selling of digital assets, could require the registration or licensing of us and/or our subsidiaries in additional, costly and constraining capacities, such as a money services business under the regulations promulgated by the FinCEN under the authority of the Bank Secrecy Act, the BitLicense scheme adopted by the NYDFS, the DFAL in California, or pursuant to applicable current or future laws and regulations or the laws of other jurisdictions, and would therefore require us and/or our subsidiaries to comply with applicable regulatory, licensing, examination and supervision requirements. See Note 17. Commitments and Contingencies to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
Many of the transactions referencing digital assets in which we facilitate trading are subject to regulation by the CFTC, and such transactions may subject us to ongoing regulatory requirements, scrutiny, and costs. In addition, any fraudulent or manipulative trading activity in such instruments or spot digital asset markets could subject us to regulatory scrutiny, regulatory enforcement, and litigation.
Commodity interests, as such term is defined by the U.S. Commodity Exchange Act of 1936 (“CEA”) and CFTC rules and regulations, include certain commodity futures contracts, options on futures contracts, options on non-security commodities, swaps and certain retail leveraged commodity transactions (among other instruments). Such commodity interest transactions are subject to extensive regulation and supervisory oversight by the CFTC, including registration requirements for entities engaged in, and platforms offering, such commodity interest transactions. The CFTC has stated and judicial decisions involving CFTC enforcement actions have confirmed that many digital assets cryptocurrencies fall within the definition of a “commodity.” Accordingly, the CFTC’s broad jurisdiction with respect to commodity interest transactions includes such transactions that we engage in when involving digital assets that constitute commodities.
Our subsidiary, GDL, is a CFTC registered swap dealer, and regularly engages in dealing activity in swaps As a result, GDL is subject to additional regulatory requirements, including, but not limited to, capital requirements, margin requirements, risk management requirements, supervision requirements, business conduct standards, and transaction reporting requirements. Our customers may face additional costs for transactions with us (such as certain requirements related to margin posting and collection) that may make those customers less willing to trade swaps with us.
To the extent that other transactions we engage in involving digital assets are deemed to fall within the definition of a commodity interest, whether as a swap or otherwise and including pursuant to subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight and could be subject to judicial or administrative sanctions if we do not or did not at a relevant time comply with relevant CFTC regulatory requirements or possess appropriate registrations as an exchange (for example, as a designated contract market for trading futures or options on futures, or as a swap execution facility for trading swaps) or as a registered intermediary (for example, as a futures commission merchant or introducing broker).
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
In addition, the CFTC has general enforcement authority to police against manipulation and fraud spot commodity markets, including the markets for digital assets that constitute commodities. From time to time, manipulation, fraud, and other forms of improper trading by market participants have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement actions, and similar actions by other regulators, government agencies, and civil litigation.
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
We and our third party service providers have experienced cybersecurity incidents in the past, and expect to experience cybersecurity incidents in the future. While we take efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, and contract with third-party service providers to take similar steps, we have experienced cybersecurity breaches in the past, and there can be no assurance that our safety and security measures (and those of our third-party service providers) will prevent damage to, or interruption or breach of, our information systems, data (including personal data, confidential information, and intellectual property) and operations. We have recently taken steps to expand and enhance our cybersecurity controls and practices and, as cybersecurity-related threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Nevertheless, it is possible we could suffer an impact or disruption that could materially and adversely affect us. Our operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of our employees, or otherwise, and, as a result, an unauthorized party may obtain access to our accounts, private keys, data, or digital assets. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, hybrid and remote work arrangements by our employees, service providers and other third parties can increase cybersecurity risks due to the use of less secure systems and environments. Controls employed by our information technology department and our customers and third-party service providers, including cloud vendors, could prove inadequate. If an actual or perceived breach of any of our digital asset accounts occurs, the market perception of our effectiveness could be harmed.
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
Our presence in, and customers from, the U.K. and the EU subjects us to the EU General Data Protection Regulation and its U.K. equivalent (collectively, “GDPR”), which regulates the collection, control, sharing, disclosure, use and other processing of personal data and imposes stringent data protection requirements with significant penalties, and the risk of civil litigation, for non-compliance. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, security breach notifications and the security and confidentiality of personal data. Under the GDPR, fines of up to €20 million in the EU (£17.5 million in the U.K.) or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR regulates transfers of personal data out of the European Economic Area (the “EEA”) or the U.K.to third countries that have not been found to provide adequate protection to such personal data, including the United States, and requires appropriate transfer mechanisms and, in some cases, transfer impact assessments and supplementary measures.
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
The market price and trading volume of our Class A common stock may be volatile and will likely continue to be subject to significant fluctuations in response to the risk factors described in this Quarterly Report and others beyond our control, including:
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
There can be no assurance that an active trading market on Nasdaq for our Class A common stock will be maintained or develop. The lack of a liquid market for our Class A common stock could also result from the relatively small percentage of our Class A common stock that is beneficially owned by public shareholders and available for trading, with a relatively large percentage of our Class A common stock beneficially owned by holders of LP Units (and therefore not available for trading absent the redemption or exchange of such LP Units). If an active market does not develop or is not maintained, you may have difficulty selling any shares of our Class A common stock that you own. An inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to acquire or make investments in companies, products or technologies for which we may issue equity securities to pay for such acquisition or investment. In the absence of an active trading market relatively small sales may result in a significant negative effect on the price of our Class A common stock.
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
Furthermore, GDH LP issued $500 million aggregate principal amount of 3.00% Exchangeable Senior Notes due 2026 (the “2026 Exchangeable Notes”) on December 9, 2021, $402.5 million aggregate principal amount of 2.500% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes”) on November 25, 2024 and $1.30 billion aggregate principal amount of 0.50% Exchangeable Senior Notes due 2031 (the “2031 Exchangeable Notes” and, together with the 2026 Exchangeable Notes and the 2029 Exchangeable Notes, the “Exchangeable Notes”) on October 30, 2025. From time to time and subject to the terms of the indentures governing the Exchangeable Notes, the Exchangeable Notes are exchangeable for shares of our Class A common stock at the option of the holders thereof. The maximum number of shares of our Class A common stock issuable upon the exchange of all outstanding 2026 Exchangeable Notes, all 2029 Exchangeable Notes and all 2031 Exchangeable Notes is approximately 74.2 million, subject to certain adjustments as set forth in the indentures. On or after September 15, 2026 and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2026 Exchangeable Notes, in multiples of $250,000 principal amount, at their option at any time. On or after September 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2029 Exchangeable Notes, in multiples of $250,000 principal amount, at their option at any time. On or after February 1, 2031, and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2031 Exchangeable Notes, in multiples of $1,000 principal amount, at their option at any time. Holders may exchange their 2026 Exchangeable Notes, 2029 Exchangeable Notes and 2031 Exchangeable Notes prior to the close of business on the business day immediately preceding September 15, 2026, September 1, 2029, and February 1, 2031, respectively, only under certain circumstances. As of March 31, 2026, there was $2,147.5 million in principal outstanding of the Exchangeable Notes. To the extent that we elect to settle exchanges of the Exchangeable Notes in whole or in part in shares of Class A common stock, it will result in a dilution of the value of a stockholder’s interests in our Class A common stock, and any such dilution may be material. Similarly, if we issue additional shares of Class A common stock, then-current holders of Class A common stock will be diluted. For example, on October 17, 2025, we issued 9,027,778 shares of Class A common stock as part of the October Private Placement. The potential for the issuance of additional shares of our Class A common stock could have a material adverse effect on the market price of our Class A common stock.
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
Although we have not yet enabled trading of Tokenized GLXY on automated market maker decentralized exchanges, we may do so in the future, and we understand that decentralized mechanisms have emerged that facilitate on-chain bilateral trading between “Allowlisted” wallets. The market for tokenized securities is nascent, and there can be no assurance that a liquid or orderly market for Tokenized GLXY will develop or be sustained. Blockchain-based mechanisms, like decentralized exchanges, may have significantly less liquidity, volume, transparency or regulatory oversight compared to national securities exchanges, such as Nasdaq. This could fragment liquidity across platforms, impair price discovery, widen bid-ask spreads, and lead to prolonged price discrepancies between Tokenized and Traditional GLXY—especially where arbitrage is limited by operational or regulatory constraints. In addition, the legal and regulatory treatment of tokenized equity securities, including the application of the federal securities laws, transfer agent and clearing agency rules, broker-dealer registration requirements, Nasdaq listing standards and state blue-sky and money-transmission laws, remains unsettled. The SEC, FINRA, Nasdaq or state regulators could take positions or actions - including enforcement actions, no-action withdrawals, or interpretive guidance - that require us to suspend, modify or unwind Tokenized GLXY, or that subject us, the issuing platform, intermediaries, transfer agents or holders to additional registration, recordkeeping, disclosure or compliance obligations, any of which could increase our costs, impair the utility of Tokenized GLXY, and adversely affect the trading price of both Tokenized GLXY and Traditional GLXY. Tokenized GLXY may also be subject to smart-contract, custody, cybersecurity, sanctions-screening, and chain-level risks (such as forks, network outages, or MEV) that do not apply to Traditional GLXY.
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
Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of digital assets and related valuation and revenue recognition. Moreover, a change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in December 2023, the FASB issued Accounting Standards Update No. 2023-08,

Intangibles-Goodwill and Other-Crypto Assets (ASU 2023-08): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which represents a significant change in how entities that hold digital assets will account for certain of those holdings. Previously, digital assets held were accounted for as intangible assets with indefinite useful lives, which required us to measure digital assets at cost less impairment. In fiscal year 2023, we adopted ASU 2023-08, which requires us to measure in scope digital assets held at fair value at each reporting date, with fair value gains and losses recognized through Net income. Fair value gains and losses can increase the volatility of our net income, especially if the underlying digital asset market is volatile.
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
Risks Related to Being a U.S. Public Company
We face challenges, increased costs and administrative responsibilities as a U.S. public company and a Canadian reporting issuer, and management devotes substantial time to related compliance initiatives.
We incur significant levels of legal, accounting and other expenses in respect of our status as a public company in the United States and as a reporting issuer in Canada. We are required to comply with, and incur the associated costs of compliance with, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations implemented by the SEC and Nasdaq. The expenses incurred by U.S. public companies generally for reporting and corporate governance purposes have been increasing. In addition, we are a reporting issuer in Canada, and as such are subject to Canadian securities laws, which require us to file reports and other information on SEDAR. Therefore, we are subject to multiple, and at times, competing, governance and reporting obligations. Compliance with these rules and regulations has increased our legal and financial compliance costs, has required us to hire additional personnel, and has made some activities more time consuming and costly. Our management has devoted, and will continue to devote, a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.
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
In addition, as a company in the digital assets industry, we may experience higher-than-anticipated operating expenses as well as higher independent auditor and consulting fees and may need to hire additional qualified personnel to continue to satisfy these public company requirements. We have expended considerable time and resources with respect to our compliance with public company regulations, and we will continue to incur significant expenses. If we are unable to satisfy our obligations as a public company, we could be subject to de-listing of our Class A common stock on Nasdaq, fines, sanctions or other detrimental regulatory actions or civil litigation.
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
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or extraordinary general meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and
•require super majority approvals to remove the protective provisions in our organizational documents listed above or to amend our bylaws.
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
In the event of a natural disaster or other severe weather, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Natural disasters and other severe weather may occur with increased frequency and severity in the future as a result of climate change. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers equipment that we rely on, our operations may be delayed and we may suffer losses, both financial and otherwise.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Purchase of Equity Securities by the Issuer
In February 2026, our board of directors approved a new share repurchase program, pursuant to which we announced our intention to purchase up to $200.0 million of our outstanding shares of Class A common stock. Under the Share Repurchase Program, we may repurchase shares from time to time using a variety of methods, through open market purchases, pre-paid puts or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion and will depend upon business, economic and market conditions, corporate, legal and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program has a term of 12 months, may be suspended, discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.
The following table provides share repurchase activity during the three months ended March 31, 2026:

Period	Total number of shares purchased (in thousands)(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs (in thousands)(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(1)
January 1, 2026 - January 31, 2026	—	$—	—	$200,000
February 1, 2026 - February 28, 2026	2,557	20.80	2,557	146,814
March 1, 2026 - March 31, 2026	409	18.63	409	139,192
Total	2,966	20.50	2,966	139,192
(1) Represents repurchases and/or remaining amounts under the Share Repurchase Program.
(2) Average price paid per share excludes any broker commissions and other costs of execution, including excise taxes.
Unregistered Sales of Equity Securities
In March 2026, we issued 64,432 shares of Class A common stock to the seller under an acquisition agreement entered into in 2024 based on the achievement of specified milestones. The shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act as a privately negotiated transaction not involving any public offer or solicitation.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Director and Officer Trading Arrangements

During the three months ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GALAXY DIGITAL INC.

Date:	May 8, 2026	By:	/s/ Michael Novogratz
Michael Novogratz
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2026	By:	/s/ Anthony Paquette
Anthony Paquette
Chief Financial Officer
(Principal Financial Officer)