Form 10-Q
period 2026-06-30
Galaxy Digital Inc.
filed 2026-08-10
CIK 1859392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of August 7, 2026, the number of shares of the registrant's Class A common stock outstanding was 194,292,392 and the number of shares of the registrant's Class B common stock outstanding was 196,596,698.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and forward-looking information under Canadian securities laws (collectively, "forward-looking statements"). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negative of these terms or other similar expressions.
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

RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Principal risks that may affect our business, operating results and financial condition include, but are not limited to, the following:
•We have limited operating history. Our business lines are nascent, unproven and subject to material legal, regulatory, operational, reputational, tax and other risks in every jurisdiction and are not assured to be profitable.
•Our operating results have and will continue to significantly fluctuate due to a variety of factors, including the highly volatile nature of cryptocurrency.
•Our operating results are dependent on the prices of digital assets and volume of transactions that we conduct. If such price or volume declines, our business, operating results, and financial condition would be adversely affected.
•A determination that a digital asset in which we transact or facilitate transactions in is a “security,” or that a product or service we provide or an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, or have adverse regulatory consequences for us, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock.
•Our strategy to expand into the AI/HPC data center business has resulted, and may continue to result in adverse consequences to our business, financial condition and results of operations, including impairment charges recognized in connection with the conversion of our Helios mining infrastructure and negative Adjusted EBITDA in recent periods.
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
•We operate in highly competitive industries and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.
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
•Cybersecurity incidents and other issues related to our information systems, technology and data have affected and may in the future materially and adversely affect us.
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
•We face challenges, increased costs and administrative responsibilities as a U.S. public company and a Canadian reporting issuer, and management devotes substantial time to related compliance initiatives.
•Our management team has limited experience managing a U.S. public company and some members of senior management are new to our company and our industry. Our business could be adversely affected if our management team is not successfully integrated or does not execute our business plan and developmental strategies.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS

Page
Galaxy Digital Inc.
Condensed Consolidated Interim Financial Statements
Condensed Consolidated Interim Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2026 and 2025	8
Condensed Consolidated Interim Statements of Financial Position as of June 30, 2026 and December 31, 2025	9
Condensed Consolidated Interim Statements of Changes in Equity for the Three and Six Months Ended June 30, 2026 and 2025	11
Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	14
Notes to Condensed Consolidated Interim Financial Statements	16
Note 1. Basis of Presentation	16
Note 2. Significant Accounting Policies	17
Note 3. Business Combinations	17
Note 4. Digital Assets	18
Note 5. Digital Assets Loan Receivable and Digital Assets Borrowed	21
Note 6. Derivatives	22
Note 7. Investments	24
Note 8. Variable Interest Entities	24
Note 9. Fair Value Option	25
Note 10. Fair Value Measurements	26
Note 11. Loans Receivable	31
Note 12. Property and Equipment	32
Note 13. Leases	32
Note 14. Goodwill and Other Intangible Assets	34
Note 15. Commitments and Contingencies	34
Note 16. Loans and Notes Payable	36
Note 17. Equity	38
Note 18. Earnings Per Share	39
Note 19. Related Party Transactions	41
Note 20. Reportable Segments	42
Note 21. Risks and Uncertainties	48
Note 22. Income Taxes	49
Note 23. Operating Partnership Financial Information	50
Note 24. Subsequent Events	53

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Operations and Other Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2026 and 2025
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues	$8,557,336	$8,661,555	$18,598,780	$21,637,761
Gains / (losses) from operations	134,320	395,094	306,101	274,763
Data center leasing revenue	18,877	—	18,877	—
Revenues and gains / (losses) from operations	8,710,533	9,056,649	18,923,758	21,912,524
Operating expenses:
Transaction expenses	8,485,821	8,629,940	18,502,566	21,576,949
Impairment of digital assets	181,348	127,477	465,750	239,906
Compensation and benefits	83,996	64,969	167,544	121,922
General and administrative	18,766	11,783	33,348	85,745
Depreciation and amortization	9,161	7,458	15,000	20,071
Technology	16,254	11,598	31,017	21,485
Professional fees	19,012	22,791	30,043	43,563
Notes interest expense	25,098	14,240	42,674	28,311
Total operating expenses	8,839,456	8,890,256	19,287,942	22,137,952
Other income / (expense):
Unrealized gain / (loss) on notes payable - derivative	—	(125,150)	—	(35,544)
Other income / (expense), net	736	918	1,440	1,590
Total other income / (expense)	736	(124,232)	1,440	(33,954)
Net income / (loss) before taxes	$(128,187)	$42,161	$(362,744)	$(259,382)
Income taxes expense / (benefit)	(42,871)	11,470	(61,117)	5,358
Net income / (loss)	$(85,316)	$30,691	$(301,627)	$(264,740)
Other comprehensive income (loss), net of tax
Change in fair value of cash flow hedges	3,492	—	8,043	—
Other comprehensive income (loss)	3,492	—	8,043	—
Comprehensive income (loss)	$(81,824)	$30,691	$(293,584)	$(264,740)
Comprehensive income / (loss) attributed to:
Class B Unit holders of GDH LP	—	(19,255)	—	(204,745)
Noncontrolling interests	(65,636)	35,446	(187,482)	35,446
Class A common stockholders of the Company (1)	$(16,188)	$14,500	$(106,102)	$(95,441)

Net income / (loss) per share of Class A common stock (2)
Net income (loss) used in calculation of net income / (loss) per share of Class A common stock (2)	$(17,913)	$14,500	$(110,066)	$(95,441)
Basic	$(0.09)	$0.10	$(0.57)	$(0.70)
Diluted	$(0.09)	$0.08	$(0.58)	$(0.76)
Weighted average shares outstanding used to compute net income / (loss) per share (3)
Basic	192,869,271	143,103,474	192,474,019	135,525,464
Diluted	192,869,271	371,717,071	390,465,556	349,390,820
______________
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

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Financial Position
As of June 30, 2026 and December 31, 2025
(Expressed in thousands of U.S. Dollars except where noted)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$895,744	$1,246,240
Digital intangible assets (includes $1,684.3 and $2,717.4 million measured at fair value)	2,450,733	3,526,216
Digital financial assets	1,055,655	988,621
Digital asset loans receivable, net of allowance	782,361	1,070,029
Investments	657,951	709,069
Assets posted as collateral, net of allowance	164,314	199,983
Derivative assets	135,134	83,807
Accounts receivable (includes $4.8 and $3.4 million due from related parties)	86,453	34,012
Digital assets receivable	3,171	3,778
Loans receivable, net of allowance	947,408	554,449
Prepaid expenses and other assets	59,523	99,734
Total current assets	7,238,447	8,515,938
Non-current assets
Digital assets receivable	3,218	4,719
Digital asset loans receivable, net of allowance, non-current	4,319	8,900
Investments (includes $740.9 and $864.0 million measured at fair value)	884,128	1,023,236
Digital intangible assets	11,023	26,824
Loans receivable, net of allowance, non-current	6,787	2,553
Property and equipment, net	2,218,204	1,423,113
Other non-current assets	411,332	276,275
Goodwill	66,523	66,523
Total non-current assets	3,605,534	2,832,143
Total assets	$10,843,981	$11,348,081
Liabilities and Equity
Current liabilities
Derivative liabilities	151,348	40,482
Accounts payable and accrued liabilities	306,839	277,663
Digital assets borrowed	1,486,909	2,361,161
Payable to customers	80,723	85,808
Loans payable	286,715	52,626
Collateral payable	1,933,066	1,980,171
Notes payable, current	436,985	428,545
Other current liabilities	130,583	85,062
Total current liabilities	4,813,168	5,311,518
Non-current liabilities
Notes payable	2,825,773	2,432,510
Digital assets borrowed, non-current	27,560	56,107
Other non-current liabilities (includes $71.5 and $72.3 million due to related parties)	457,372	513,169
Total non-current liabilities	3,310,705	3,001,786
Total liabilities	8,123,873	8,313,304
Commitments and contingencies (Note 15)
Equity
Class A common stock, $0.001 par value; 2,000,000,000 shares authorized and 194,798,949 issued and outstanding	194	192
Convertible Class B common stock, $0.0000000001 par value; 500,000,000 shares authorized and 196,596,698 issued and outstanding	—	—

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Financial Position
As of June 30, 2026 and December 31, 2025
(Expressed in thousands of U.S. Dollars except where noted)
(Unaudited)

Additional Paid in Capital	1,588,391	1,614,660
Accumulated other comprehensive income (loss)	1,926	(2,038)
Retained Earnings	232,855	342,921
Total stockholders’ equity(1)	1,823,366	1,955,735
Noncontrolling interest	896,742	1,079,042
Total equity	2,720,108	3,034,777
Total liabilities and equity	$10,843,981	$11,348,081
_______________
(1) For periods prior to the Reorganization Transactions, represents total GDH LP Unit Holders’ Capital.
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Changes in Equity
For the Three and Six Months Ended June 30, 2026 and 2025
(Expressed in thousands of U.S. Dollars except share/unit data)
(Unaudited)

	Class A Unit Capital		Class B Unit Capital		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Amount	Amount	Amount	Amount
Balance at March 31, 2025	128,002,717	840,027	215,862,343	1,061,617	—	—	—	—	—	—	—	—	1,901,644
Prior to the Reorganization Transactions
Equity based compensation	—	2,437	—	4,028	—	—	—	—	—	—	—	—	6,465
Distributions	—	(11,445)	—	(18,999)	—	—	—	—	—	—	—	—	(30,444)
Cancellation of Class A Units	(2,147,667)	(23,361)	—	—	—	—	—	—	—	—	—	—	(23,361)
Issuance of Class A Units, net of issuance cost	5,047,802	47	—	—	—	—	—	—	—	—	—	—	47
Income / (loss) for the period		(11,651)	—	(19,255)	—	—	—	—	—		—	—	(30,906)
Impact of Reorganization Transactions	(130,902,852)	(796,054)	(215,862,343)	(1,027,391)	130,902,852	131	215,862,343	—	631,524	—	306,192	1,134,298	248,700
After the Reorganization Transactions
Equity based compensation	—	—	—	—	—	—	—	—	3,137	—	—	4,252	7,389
Cancellation of Class A common stock	—	—	—	—	(141,424)	(1)	—	—	(2,235)	—	—	—	(2,236)
Issuance of Class A common stock, net of issuance cost	—	—	—	—	27,593,598	28	—	—	474,660	—	—	—	474,688
Exchange of Class B common stock	—	—	—	—	11,977,011	12	(11,977,011)	—	66,722	—		(66,734)	—
Other	—	—	—	—	—	—	—	—	—	—	—	10,635	10,635
Income / (loss) for the period	—	—	—	—	—	—	—	—	—	—	26,151	35,446	61,597
Balance at June 30, 2025	—	$—	—	$—	170,332,037	$170	203,885,332	$—	$1,173,808	$—	$332,343	$1,117,897	$2,624,218

Balance at March 31, 2026	—	—	—	—	191,850,792	191	198,408,277	—	1,560,548	201	250,767	966,908	2,778,615
Equity based compensation	—	—	—	—	—	—	—	—	8,221	—	—	8,423	16,645
Distribution	—	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Repurchase and Cancellation of Class A Units, net of issuance cost	—	—	—	—	(740,101)	(1)	—	—	(10,855)	—	—	—	(10,856)

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Changes in Equity
For the Three and Six Months Ended June 30, 2026 and 2025
(Expressed in thousands of U.S. Dollars except share/unit data)
(Unaudited)

Issuance of Class A common stock, net of issuance cost	—	—	—	—	1,876,679	2	—	—	13,365	—	—	—	13,367
Exchange of Class B common stock	—	—	—	—	1,811,579	2	(1,811,579)	—	12,949	—	—	(12,950)	—
Other	—	—	—	—	—	—	—	—	4,163	—	—	—	4,163
Income / (loss) for the period	—	—	—	—	—	—	—	—	—	—	(17,913)	(67,403)	(85,316)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	1,725	—	1,767	3,492
Balance at June 30, 2026	$—	$—	$—	$—	194,798,949	$194	196,596,698	$—	$1,588,391	$1,926	$232,855	$896,742	$2,720,108

	Class A Unit Capital		Class B Unit Capital		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2024	127,577,780	$949,730	215,862,343	$1,244,622	—	$—	—	$—	$—	$—	$—	$—	$2,194,352
Prior to the Reorganization Transactions										—
Equity based compensation	—	7,547	—	12,655	—	—	—	—	—	—	—	—	20,202
Distributions	—	(15,017)	—	(24,864)	—	—	—	—	—	—	—	—	(39,881)
Cancellation of Class A Units	(2,208,707)	(26,649)	—	—	—	—	—	—	—	—	—	—	(26,649)
Issuance of Class A Units, net of issuance cost	5,533,779	2,294	—	—	—	—	—	—	—	—	—	—	2,294
Income / (loss) for the period	—	(121,592)	—	(204,745)	—	—	—	—	—	—	—	—	(326,337)
Impact of Reorganization Transactions	(130,902,852)	(796,053)	(215,862,343)	(1,027,392)	130,902,852	131	215,862,343	—	631,524	—	306,192	1,134,298	248,700
After the Reorganization Transactions										—
Equity based compensation	—	—	—	—	—	—	—	—	3,137	—	—	4,251	7,388
Cancellation of Class A Units, net of issuance cost	—	—	—	—	(141,424)	(1)	—	—	(2,235)	—	—	—	(2,236)
Issuance of Class A common stock, net of issuance cost	—	—	—	—	27,593,598	28	—	—	474,660	—	—	—	474,688
Exchange of Class B common stock	—	—	—	—	11,977,011	12	(11,977,011)	—	66,722	—	—	(66,734)	—
Other	—	(260)	—	(276)	—	—	—	—	—	—	—	10,636	10,100

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Changes in Equity
For the Three and Six Months Ended June 30, 2026 and 2025
(Expressed in thousands of U.S. Dollars except share/unit data)
(Unaudited)

Income / (loss) for the period	—	—	—	—	—	—	—	—	—	—	26,151	35,446	61,597
Balance at June 30, 2025	—	—	—	—	170,332,037	$170	203,885,332	$—	$1,173,808	$—	$332,343	$1,117,897	$2,624,218

Balance at December 31, 2025	—	$—	—	$—	192,695,681	$192	198,408,277	$—	$1,614,660	$(2,038)	$342,921	$1,079,042	$3,034,777
Equity based compensation	—	—	—	—	—	—	—	—	$17,622	$—	$—	$18,135	$35,757
Distribution	—	—	—	—	—	—	—	—	$—	$—	$—	$(3)	$(3)
Repurchase and Cancellation of Class A Units, net of issuance cost	—	—	—	—	(4,425,650)	(4)	—	—	$(90,843)	$—	$—	$—	$(90,847)
Issuance of Class A common stock, net of issuance cost	—	—	—	—	4,717,339	5	—	—	$16,959	$—	$—	$—	$16,963
Exchange of Class B common stock	—	—	—	—	1,811,579	2	(1,811,579)	—	$12,949	$—	$—	$(12,950)	$—
Other	—	—	—	—	—	—	—	—	$17,044	$—	$—	$—	$17,044
Income / (loss) for the period	—	—	—	—	—	—	—	—	$—	$—	$(110,066)	$(191,561)	$(301,627)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	$—	$3,964	$—	$4,079	$8,043
Balance at June 30, 2026	—	—	—	—	194,798,949	$194	196,596,698	$—	$1,588,391	$1,926	$232,855	$896,742	$2,720,108
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Cash Flows
For the Six Months Ended June 30, 2026 and 2025
(Expressed in thousands of U.S. Dollars)
(Unaudited)
`

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Operating activities
Income / (loss) for the period	$(301,627)	$(264,740)
Adjustments for:
Digital assets sales revenue	(8,540,318)	(7,528,053)
Digital assets sales cost	8,376,631	7,526,992
Impairment of digital assets	212,577	$85,368
Depreciation and amortization	15,000	20,071
Other impairment loss	—	49,222
Equity based compensation	34,541	27,591
Noncash borrowing costs	31,312	60,715
Noncash interest and net staking income	(34,628)	(61,993)
Net (gains) / losses from operations	(306,101)	(274,763)
Net unrealized (gain) / loss on notes payable – derivative	—	35,544
Noncash notes interest expense	27,700	16,576
Taxes	(54,802)	(28,951)
Other noncash adjustments	1,871	(440)
Changes in operating assets and liabilities:
Digital assets	755,515	605,342
Digital assets receivable	75	9,154
Investments	(145,962)	—
Derivative assets / liabilities	184,502	89,074
Accounts receivable	(51,326)	19,765
Prepaid expenses and other assets	10,443	(13,576)
Other non-current assets	(30,792)	—
Collateral receivable / payable	98,636	(50,268)
Accounts payable and accrued liabilities	(11,541)	22,128
Other current liabilities	76,148	18,471
Other non-current liabilities	(59,209)	(33,940)
Net cash provided by / (used in) operating activities	288,645	329,289
Investing activities
Proceeds from repayments and maturities of loans receivable	182,085	70,718
Origination of loans receivable	(617,387)	(127,398)
Purchase of property, equipment and intangible assets	(736,674)	(396,459)
Acquisitions	—	(1,000)
Disposal of property and equipment	—	7,954
Purchase of investments	(94,496)	(1,285,456)
Proceeds and distributions from investments	53,409	1,389,064
Net cash provided by / (used in) investing activities	(1,213,063)	(342,577)
Financing activities
Payable to customers	74,497	(3,196)
Proceeds from loans payable	14,130	75,021

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Cash Flows
For the Six Months Ended June 30, 2026 and 2025
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Repayments of loans payable	(13,814)	(77,421)
Margin loans payable, net	233,773	(160,104)
Proceeds from notes payable, net of issuance costs	339,223	—
Share issuance, net of costs	16,963	476,982
Distributions	(3)	(39,881)
Repurchase and cancellation of Class A Units withheld	(90,847)	(28,885)
Net cash provided by / (used in) financing activities	573,922	242,516
Net increase / (decrease) in cash and cash equivalents	(350,496)	229,228
Cash and cash equivalents, beginning of period	1,246,240	462,103
Cash and cash equivalents, end of period	$895,744	$691,331
Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash paid during the period for:
Interest	$20,466	$27,182
Taxes	11,019	4,919
Significant noncash investing and financing activities:
Digital assets loan receivable, net of allowance	292,129	317,843
Payables to customers - digital assets	79,582	—
Assets posted as collateral	36,294	442,012
Digital assets borrowed	902,799	1,347,324
Collateral payable	146,169	518,894
Purchase of investments with noncash contributions	8,770	72,256
Proceeds from investments included in receivables	—	4,141
Proceeds from investments received as non-cash contributions	28,323	114,415
Additions to property, plant and equipment and intangible assets	74,522	35,452
Disposals of property, plant and equipment and intangible assets	—	1,370
Reclassification between investments and investments used in operating activities	9,000	—
Reclassification between digital assets receivable and investments	—	2,192
Repayment of loans receivable with non-cash contributions	38,032	—
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
We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 and the interim reporting requirements of Regulation S-X

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
for the three and six months ended June 30, 2026. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with Company’s audited consolidated financial statements for the year ended December 31, 2025. The Company’s interim results are not necessarily indicative of its results for a full year.
2. SIGNIFICANT ACCOUNTING POLICIES
Except as described below, there have been no material changes to the Company’s significant accounting policies as described in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Revenues and Gains / (Losses) from Operations
Lessor
The Company leases Artificial Intelligence (“AI”) and High Performance Computing (“HPC”) data center infrastructure within its Data Centers segment under long-term agreements classified as operating leases in accordance with ASC Topic 842, Leases. Lease income is recognized on a straight-line basis over the lease term and is presented within Data center leasing revenue in the Company's condensed consolidated interim statements of operations. Consideration is allocated between lease and non-lease components on a relative standalone selling price basis. The non-lease components, which consist of pass-through charges and reimbursements for power and related operating services, are recognized under ASC Topic 606, Revenue from Contracts with Customers within Data center operator revenue, with the associated costs presented within Data center operator costs.
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
The Company incurred acquisition related transaction costs of $0.1 million, related to professional and legal fees. The revenue and net income / (loss) included in the Company’s consolidated statements of operations contributed by Alluvial for the three and six months ended June 30, 2026 and the year ended December 31, 2025 (from the date of acquisition) were not material to the Company. The revenue and net income / (loss) in the Company’s consolidated statements of operations contributed by Alluvial for the three and six months ended June

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
30, 2025, had Alluvial been acquired at the beginning of the reporting period, was not materially different from the amounts reported.
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
4. DIGITAL ASSETS
As of June 30, 2026 and December 31, 2025, the Company held digital assets of $3.5 billion and $4.5 billion, respectively. The Company had net gains / (losses) on digital assets of $237.3 million and $516.3 million for the three and six months ended June 30, 2026, respectively, and $134.9 million and $116.7 million for the three and six months ended June 30, 2025, respectively.
The following tables provide additional detail related to the Company’s digital assets balance as of June 30, 2026 and December 31, 2025:

(in thousands)	Digital intangible assets, current	Digital financial assets	Digital intangible assets, non-current	June 30, 2026
Digital intangible assets (includes $450.6 million measured at fair value)	$605,335	$—	$4,045	$609,380
Digital financial assets	—	521,340	—	521,340
Total self-custodied (1)	605,335	521,340	4,045	1,130,720

Digital intangible assets (includes $523.8 million measured at fair value)	889,812	—	6,978	896,790
Digital financial assets	—	436,077	—	436,077
Total held with third parties, including centralized trading platforms (1)	889,812	436,077	6,978	1,332,866

Collateral posted with counterparties (2) (measured at fair value)	652,068	—	—	652,068

Digital assets associated with decentralized finance protocols (2)(3)	303,519	98,238	—	401,757
Total digital assets	$2,450,733	$1,055,655	$11,023	$3,517,411

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

(in thousands)	Digital intangible assets, current	Digital financial assets	Digital intangible assets, non-current	December 31, 2025
Digital intangible assets (includes $1,168.4 million measured at fair value)	$1,236,892	$—	$591	$1,237,483
Digital financial assets	—	422,144	—	422,144
Total self-custodied (1)	1,236,892	422,144	591	1,659,627

Digital intangible assets (includes $758.3 million measured at fair value)	840,960	—	26,233	867,193
Digital financial assets	—	8,304	—	8,304
Total held with third parties, including centralized trading platforms (1)	840,960	8,304	26,233	875,497

Collateral posted with counterparties (2) (includes $779.4 million measured at fair value)	810,338	—	—	810,338

Digital assets associated with decentralized finance protocols (2) (3)	638,026	558,173	—	1,196,199
Total digital assets	$3,526,216	$988,621	$26,824	$4,541,661
_______________
(1)Includes digital assets subject to sale restrictions, as well as certain digital assets bonded to validator nodes. Excludes digital assets issued by decentralized finance protocols which are self-custodied.
(2)Digital intangible assets posted as collateral under master loan agreements to third parties, for which control has not transferred, supports digital asset and fiat borrowings of $520.9 million and $608.9 million as of June 30, 2026 and December 31, 2025, respectively.
(3)Digital assets associated with decentralized finance protocols collectively support borrowings on these platforms of $29.8 million and $74.2 million as of June 30, 2026 and December 31, 2025, respectively. Decentralized finance protocols typically require borrowers to maintain a loan to value ratio of no greater than approximately 80% and 95%, collateral dependent. Includes self-custodied wrapped digital assets and digital assets held in smart contracts where the Company retains control.

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
The Company held $31.9 million and $58.3 million of digital assets restricted by lock-up schedules as of June 30, 2026 and December 31, 2025, respectively. The fair value of digital assets subject to sale restrictions by lock-up schedule acquired prior to January 1, 2024 includes a discount for lack of marketability. Sale restrictions associated with these digital assets range from less than one week to approximately 3 years.
Staked Digital Assets
The Company had staked $209.1 million and $239.6 million of digital assets, including digital assets staked on decentralized finance protocols (i.e., liquid staked tokens), as of June 30, 2026 and December 31, 2025, respectively. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods on the respective blockchains. As of both June 30, 2026 and December 31, 2025, the majority of the Company’s staked digital assets on various blockchains, including Ethereum, could be unbonded within 7 days.
Significant Digital Asset Holdings
The Company’s digital asset balance includes digital assets borrowed from counterparties, deposited by counterparties as collateral for which Galaxy has control, and any digital assets which Galaxy has pledged as collateral and retains control. The following tables show the Company’s most significant gross digital asset holdings as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands except for quantity)	Quantity	Historical cost	Carrying value
Bitcoin	21,084	$1,307,858	$1,234,326
USDC	805,549,343	806,222	805,308
Ether	97,764	158,183	153,471
SWEEP	99,785,436	100,165	100,287
HYPE	1,212,527	81,975	78,467
SOL	760,835	96,870	55,972
KV-PYUSD	42,600,727	42,631	42,592
Other	not meaningful	321,242	280,554
Digital assets measured at fair value		2,915,146	2,750,977
Digital assets not measured at fair value	not meaningful	805,319	766,434
Total digital assets		$3,720,465	$3,517,411

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
5. DIGITAL ASSET LOANS RECEIVABLE AND DIGITAL ASSETS BORROWED
In the ordinary course of business, the Company enters into agreements to borrow digital assets to finance the Company’s trading operations. The Company may lend digital assets borrowed from counterparties or acquired through other operations. As of June 30, 2026 and December 31, 2025, no digital asset loans receivable were past due.
Digital Asset Loans Receivable, Net of Allowance

(in thousands)	June 30, 2026	December 31, 2025
Digital asset loans receivable	$782,577	$1,070,125
Digital asset loans receivable - non-current	4,319	8,900
Less: Allowance for credit losses	(216)	(96)
Digital asset loans receivable, net	$786,680	$1,078,929
Collateral Payable Associated with Digital Asset Loans Receivable

(in thousands)	June 30, 2026	December 31, 2025
Collateral payable — Digital assets	$972,503	$1,322,442
Collateral payable — Cash	10,619	10,617
Collateral payable associated with digital asset loans receivable	$983,122	$1,333,059
Digital Assets Borrowed

(in thousands)	June 30, 2026	December 31, 2025
Digital assets borrowed — current	$1,486,909	$2,361,161
Digital assets borrowed — non-current	27,560	56,107
Digital assets borrowed	$1,514,469	$2,417,268
The Company borrows digital assets from both over-the-counter and decentralized finance sources. The most significant digital assets borrowings as of June 30, 2026 were USDC, bitcoin, ether, PYUSD and tether, including associated wrapped tokens, which represented approximately 89% of total Digital assets borrowed. The most significant digital assets borrowings as of December 31, 2025 were bitcoin, USDC, ether, tether and SOL, including associated wrapped tokens, which represented approximately 95% of total Digital assets borrowed.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Assets Posted as Collateral Associated with Digital Assets Borrowed, Current and Non-current

(in thousands)	June 30, 2026	December 31, 2025
Assets posted as collateral — Digital assets	$151,100	$186,514
Less: Allowance for credit loss	(538)	(734)
Assets posted as collateral associated with digital assets borrowed	$150,562	$185,780
Collateral deposited in decentralized finance protocols associated with digital asset loans payable to the decentralized protocols are recognized in Digital intangible assets. Collateral posted with counterparties for which the Company retains control are also recognized in Digital intangible assets. Refer to Note 4 for additional information regarding Digital intangible assets.
6. DERIVATIVES
Derivatives not designated as hedging instruments
The Company enters into derivative contracts primarily for the purpose of trading, risk management, and hedging of operating costs. The Company recognized net derivative gain related to free-standing derivatives of $11.6 million and $116.9 million for the three and six months ended June 30, 2026, respectively, and $64.8 million and $95.8 million for the three and six months ended June 30, 2025, respectively.
The breakdown of the Company’s derivatives portfolio, as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026
(in thousands)	Notional Amounts (1)	Derivative Assets	Derivative Liabilities
Digital assets	$2,956,316	$97,213	$(122,432)
Foreign currencies	140,339	887	(3,739)
Equity securities	2,581,728	21,063	(21,320)
Interest rates	1,773,466	1,387	(1,768)
Commodities	62,608	1,573	(2,089)
	7,514,457	122,123	(151,348)

Digital assets receivable	6,909	6,389	—
Embedded derivatives — Digital assets borrowed	1,940,420	429,102	(3,151)
Embedded derivatives — Collateral payable	2,206,275	406,041	(14,499)
Embedded derivatives — Payable to customer	4,143	344	—

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

The table below represents the breakdown of collateral payable and assets posted as collateral associated with derivative positions as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Collateral payable — Digital assets	$55,631	$24,747
Collateral payable — Cash	107,543	7,457
Collateral payable associated with derivatives	$163,174	$32,204

Assets posted as collateral — Digital assets	—	248
Assets posted as collateral — Cash	1,128	700
Assets posted as collateral associated with derivatives	$1,128	$948
Derivatives designated as hedging instruments
The Company enters into derivatives designated as cash flow hedges to manage exposure to variability in future cash flows associated with interest payments.
The breakdown of the Company's portfolio of derivatives designated as hedging instruments as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026			December 31, 2025
(in thousands)	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Interest rates	1,400,000	13,011		1,400,000	4,969	—
Derivatives designated as cash flow hedges	$1,400,000	13,011	—	$1,400,000	4,969	—

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges for the following periods:

	Three months ended	Six months ended
(in thousands)	June 30, 2026	June 30, 2026
Gain / (loss) recognized in OCI	3,492	8,043
Derivatives designated as cash flow hedges	$3,492	$8,043
7. INVESTMENTS
Net gain / (loss) on investments included in Gains / losses from operations in the Company’s condensed consolidated interim statements of operations consists of the following:
•Net realized gains / (losses) related to sales of investments were $13.8 million and $39.9 million for the three and six months ended June 30, 2026, respectively, and $(32.4) million and $120.6 million for the three and six months ended June 30, 2025, respectively.
•Net unrealized gains / (losses) related to investments were $(128.4) million and $(367.0) million for the three and six months ended June 30, 2026, respectively, and $227.8 million and $(58.4) million for the three and six months ended June 30, 2025, respectively.
Investments at Measurement Alternative
The following table presents investments for which the measurement alternative has been elected. These investments have been valued at cost less impairment and where applicable at observable transaction prices based on orderly transactions for the identical or similar investments of the same issuer.

		Impairment		Upward Adjustments
(in thousands)	Carrying Value	Period to date	Cumulative	Period to date	Cumulative
June 30, 2026	$143,266	$(8,210)	$(80,118)	$2,730	$84,649
December 31, 2025	$159,239	$(19,178)	$(73,207)	$18,727	$81,919
8. VARIABLE INTEREST ENTITIES
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

	June 30, 2026			December 31, 2025
(in thousands)	Fair Value of Investment	Unfunded Commitments	Maximum Exposure	Fair Value of Investment	Unfunded Commitments	Maximum Exposure
Sponsored Investment Funds	$271,076	$31,708	$302,784	$259,276	$37,308	$296,584
Other VIE’s	133,374	12,114	145,488	168,630	12,114	180,744
Total	$404,450	$43,822	$448,272	$427,906	$49,422	$477,328

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
9. FAIR VALUE OPTION
The Company elected the fair value option for certain eligible assets. The following table summarizes the financial instruments for which the fair value option has been elected:

(in thousands)	June 30, 2026	December 31, 2025
Assets
Digital financial assets	$1,055,655	$988,621
Investments	555,065	627,351
Total	$1,610,720	$1,615,972

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
Realized and unrealized gains / (losses) on financial instruments for which the fair value option has been elected are recorded in Gains / (losses) from operations in the Company’s condensed consolidated interim statements of operations. The following table presents the realized and net change in unrealized gains / (losses) on the financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2026		2025
(in thousands)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)
Investments	$1,903	$(21,390)	$(4,400)	$64,831

	Six Months Ended June 30,
	2026		2025
(in thousands)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)
Investments	$3,979	$(105,690)	$32,512	$(30,063)
Realized and unrealized gains and (losses) for digital assets classified as financial assets were $22.9 million and $24.1 million for the three and six months ended June 30, 2026, respectively, and $(1.1) million and $(3.3) million for the three and six months ended June 30, 2025, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
10. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Items measured on a recurring basis at fair value:

	As of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Digital financial assets	$851,783	$203,872	$—	$1,055,655
Digital intangible assets at fair value	1,559,442	135,880	—	1,695,322
Digital asset loans receivable, net of allowance — Financial assets	—	572,639	—	572,639
Digital assets receivable	—	159	6,230	6,389
Derivative assets	88,297	46,837	—	135,134
Embedded derivative — Collateral payable — Digital assets	—	406,041	—	406,041
Embedded derivative — Digital assets borrowed	—	429,102	—	429,102
Embedded derivative - Payable to customer	—	344	—	344
Investments(1)	676,848	37,353	386,313	1,100,514
	$3,176,370	$1,832,227	$392,543	$5,401,140
Liabilities
Investments sold short(2)	$59,926	$1,854	$—	$61,780
Derivative liabilities	122,979	28,369	—	151,348
Embedded derivative — Digital assets borrowed	—	3,151	—	3,151
Embedded derivative — Collateral payable	—	14,499	—	14,499
	$182,905	$47,873	$—	$230,778
__________________
(1)Excludes equity securities measured utilizing net asset value as a practical expedient of $298.3 million and investments utilizing the measurement alternative of $143.3 million as they are without readily determinable fair values.
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
Nonrecurring Fair Value Measurements
Impairment losses are recognized for Digital intangible assets carried at the lower of cost or impaired value and Property and equipment, net when their carrying amounts exceed fair value. See Note 12 for additional information on impairment of Property and equipment. The carrying values for Digital intangible assets carried at the lower of cost or impaired value were $766.4 million and $808.8 million as of June 30, 2026 and December 31, 2025, respectively. The Company categorized the fair value measurements for Property and equipment, net as Level 3.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level 3 inputs have been used to determine fair value for the periods ended June 30, 2026 and December 31, 2025, respectively.

(in thousands) Assets	Fair value, Beginning Balance	Purchases	Sales /Distributions	Net Realized Gain / (Loss)	Net Unrealized Gain / (Loss)	Transfers in /(out) of Level 3	Fair value, Ending Balance
Digital intangible assets
June 30, 2026	$—	$—	$—	$—	$—	$—	$—
December 31, 2025	$20,457	$—	$—	$—	$—	$(20,457)	$—
Digital assets receivable
June 30, 2026	$8,454	$—	$—	$—	$(949)	$(1,275)	$6,230
December 31, 2025	$60,492	$2,250	$—	$—	$(3,724)	$(50,564)	$8,454
Investments
June 30, 2026	$495,372	$15,666	$(17,950)	$2,602	$(62,133)	$(47,244)	$386,313
December 31, 2025	$524,573	$500,456	$(354,924)	$169,999	$(91,976)	$(252,756)	$495,372
Embedded derivative — Notes payable
June 30, 2026	$—	$—	$—	$—	$—	$—	$—
December 31, 2025	$136,192	$—	$—	$—	$—	$(136,192)	$—
Transfers in and out of Level 3 are considered to have occurred at the beginning of the period the transfer occurred. For the period ended June 30, 2026, gross transfers into Level 3 were $6.1 million and gross transfers out of Level 3 were $54.6 million. The transfers into Level 3 for Investments were due to fair value adjustments determined by unobservable market inputs. The transfers out of Level 3 for Investments were due to conversion of warrants and preferred stock into publicly traded common stock. Transfers out of Level 3 for Digital assets receivable were due to removal of restrictions. For the year ended December 31, 2025, gross transfers into Level 3 were $13.1 million and gross transfers out of Level 3 were $473.1 million. The transfers into Level 3 for Investments were due to fair value adjustments determined by unobservable market inputs. The transfers into Level 3 for Digital assets receivable were due to underlying token launches of contracts held. Transfers out of Level 3 for Investments related to a conversion of warrants and preferred stock into publicly traded common stock. Transfers out of Level 3 for Digital assets receivable and Digital assets were due to the removal of restrictions. Transfers out of Level 3 for Embedded derivative - Notes payable was due to the Reorganization Transactions. See Note 16 for additional information.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following table presents additional information about valuation methodologies and significant unobservable inputs used for assets and liabilities that are measured and reported at fair value and categorized within Level 3 as of June 30, 2026 and December 31, 2025, respectively:

Financial Instrument	Fair Value at June 30, 2026 (in thousands)	Significant Unobservable Inputs	Range	Weighted Average
Digital assets receivable	$6,230	Marketability discount	2.9% - 66.7%	47.2%
Investments	$386,313	Time to liquidity event (years)	2.2 - 5.0	4.7
		Annualized equity volatility	70.0% - 90.0%	87.5%
		Risk free rate	3.8% - 4.2%	4.1%
		Market adjustment discount	25.0% - 90.0%	36.8%
		Market adjustment premium	20.0% - 50.0%	26.1%
		Marketability discount	0.6% - 20.0%	19.8%
		Expected dividend payout ratio	—%	—%
		Enterprise value to LTM revenue multiple	6.0x	6.0x
		Enterprise value to projected revenue	2x - 26.3x	4x
		Enterprise value to annualized revenue	2.0x - 2.5x	2.1x
		Enterprise value to ARR	8.0x - 26.9x	17.4x
		Enterprise value to gross profit	6.0x	6.0x
		Recovery percentage	3.6% - 44.0%	37.6%

Financial Instrument	Fair Value at December 31, 2025 (in thousands)	Significant Unobservable Inputs	Range	Weighted Average
Digital assets receivable	$8,454	Marketability discount	3.3% - 72.3%	49.3%
Investments	$495,372	Time to liquidity event (years)	0.0 - 10.0	4.8
		Annualized equity volatility	60.0% - 90.0%	81.7%
		Risk free rate	3.5% - 4.2%	3.8%
		Market adjustment discount	25.0% - 90.0%	46.9%
		Market adjustment premium	50.0% - 180.0%	102.9%
		Marketability discount	13.8% - 35.0%	23.8%
		Expected dividend payout ratio	—%	—%
		Enterprise value to LTM revenue multiple	2.5x - 3.3x	3.1x
		Enterprise value to projected revenue	3.0x - 5.0x	4.4x
		Enterprise value to annualized revenue	5.0x - 9.0x	7.0x
		Enterprise value to ARR	3.0x - 13.0x	12.0x
		Enterprise value to gross profit	6.0x	6.0x
		Recovery percentage	36.0%	36.0%
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

	As of June 30, 2026
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$895,744	$895,744	$895,744	$—	$—
Assets posted as collateral – Cash	1,128	1,128	—	1,128	—
Accounts receivable	86,453	86,453	—	86,453	—
Loans receivable	954,195	954,195	—	954,195	—
Total Assets	$1,937,520	$1,937,520	$895,744	$1,041,776	$—
Accounts payable and accrued liabilities	$306,839	$306,839	$—	$306,839	$—
Notes payable	3,262,758	3,482,734	—	2,214,478	1,268,257
Collateral payable — Cash	118,331	118,333	—	118,333	—
Payable to customers — Cash	76,920	76,924	—	76,924	—
Loans payable	286,715	286,715	—	286,715	—
Settlement liability	113,841	113,101	—	113,101	—
Total Liabilities	$4,165,404	$4,384,646	$—	$3,116,390	$1,268,257

	As of December 31, 2025
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,246,240	$1,246,240	$1,246,240	$—	$—
Assets posted as collateral – Cash	700	700	—	700	—
Accounts receivable	34,012	34,012	—	34,012	—
Loans receivable	557,002	557,002	—	557,002	—
Total Assets	$1,837,954	$1,837,954	$1,246,240	$591,714	$—
Accounts payable and accrued liabilities	$277,663	$277,663	$—	$277,663	$—
Notes payable	2,861,055	2,864,110	—	1,986,123	877,987
Collateral payable — Cash	19,266	19,266	—	19,266	—
Payable to customers — Cash	2,359	2,359	—	2,359	—
Loans payable	52,626	52,626	—	52,626	—
Settlement liability	151,034	148,775	—	148,775	—
Total Liabilities	$3,364,003	$3,364,799	$—	$2,486,812	$877,987

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
11. LOANS RECEIVABLE
In the general course of business, the Company offers fiat-denominated loans to counterparties against digital assets or other collateral. No loans receivable were on nonaccrual status as of June 30, 2026 or December 31, 2025.
Loans Receivable, Current and Non-current

(in thousands)	June 30, 2026	December 31, 2025
Loans receivable	$947,657	$554,622
Loans receivable, non-current	6,787	2,553
Less: allowance for credit loss	(249)	(173)
Loans receivable, current and non-current	$954,195	$557,002
Loans receivable are scheduled to be repaid during the following periods:

(in thousands)	Amounts
2026 (remaining)	$927,180
2027	22,088
2028	3,688
2029	1,188
2030	300
2031	—
Loans receivable, current and non-current	$954,444
Balances represent loan principal and exclude accrued interest receivable on loans.
Collateral Payable Associated with Loans Receivable, Current and Non-current

(in thousands)	June 30, 2026	December 31, 2025
Collateral payable — Digital assets	$786,599	$613,716
Collateral payable — Cash	171	1,192
Collateral payable associated with loans receivable, current and non-current	$786,770	$614,908
Interest income related to the Company’s Loans receivable was $12.0 million and $21.1 million for the three and six months ended June 30, 2026, respectively, and $14.1 million and $26.7 million for the three and six months ended June 30, 2025, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
12. PROPERTY AND EQUIPMENT
The following table represents property and equipment balances and accumulated depreciation as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Corporate assets (1)	$16,135	$15,084
Mining equipment	79,250	79,250
Data center infrastructure (2)	1,701,829	67,669
Land	36,633	35,272
WIP / Construction in progress (3)	512,334	1,344,211
Property and equipment, gross (4)	2,346,181	1,541,486
Less: Accumulated depreciation	(39,738)	(30,135)
Less: Impairment (5)	(88,238)	(88,238)
Property and equipment, net	$2,218,204	$1,423,113
__________________
(1)Corporate assets balances primarily relate to computer equipment, leasehold improvements, and furniture and fixtures.
(2)Data center infrastructure comprises land and improvements associated with our mining and AI and HPC leasing businesses. During the year ended December 31, 2025, a portion of data center infrastructure assets were transferred to WIP / Construction in progress as they are undergoing enhancements to support deployment of Galaxy’s AI/HPC operations.
(3)WIP/Construction in progress related to data center infrastructure under construction.
(4)Gross asset amounts are net of any asset disposals.
(5)Recognized in General and administrative expenses in the Company’s condensed consolidated interim statements of operations.

Depreciation expense was $7.2 million and $9.6 million for the three and six months ended June 30, 2026, respectively, and $3.5 million and $12.2 million for the three and six months ended June 30, 2025, respectively.
Impairment of Mining Equipment and Related Infrastructure
The Company assesses mining equipment and related infrastructure for impairment when a triggering event is identified. During the year ended December 31, 2025, the Company recognized an impairment of $87.3 million, of which $49.2 million was recognized during the six months ended June 30, 2025. Impairment was related to its mining equipment and related infrastructure, including assets in WIP/Construction in progress, which was applicable to the Treasury and Corporate segment. Impairment testing of assets held for use requires determination of recoverability using unobservable inputs such as estimated future cash flows and involves significant judgment. The Company estimated the future cash flows related to mining equipment and related infrastructure using the bitcoin price and network difficulty, as well as expected hosting cost as key inputs.
13. LEASES
Lessor
Deferred lease revenue represents payments received in advance of the Company’s performance obligation under the lease agreements in its Data Centers segment. Deferred lease revenue is recognized as income on a straight-line basis over the term of the lease agreement. The following table summarizes the Company’s deferred lease revenue activity for the periods ended June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Beginning balance	$150,000	$—
Prepaid rent	—	150,000
Revenue recognized during the period	—	—
Ending Balance	$150,000	$150,000

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following table represents future minimum lease income of the Company’s operating leases as of June 30, 2026:

(in thousands)	Lease Income
Year ending December 31,
2026	126,875
2027	259,079
2028	266,851
2029	274,857
Thereafter	3,820,130
Total future minimum lease income	$4,747,792
Lessee
The Company enters into leases primarily for real estate, substantially all of which are used in connection with its operations.
Operating lease costs were $1.7 million and $3.3 million for the three and six months ended June 30, 2026, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2025, respectively. Variable lease costs, which are included in operating lease costs, were not material for the three and six months ended June 30, 2026 and June 30, 2025.
Supplemental disclosures for the Company’s condensed consolidated interim statements of cash flows:

(in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net cash provided by / (used in) operating activities
Cash paid in the measurement of operating lease liabilities	$1,773	$2,874
Supplemental statement of financial position and other disclosures related to operating lease right-of-use assets:

(in thousands, except lease term and discount rate)	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$11,885	$10,337
Operating lease liabilities	14,141	12,479
Weighted average remaining lease term (years)	2.5	3.0
Weighted average discount rate(1)	8%	9%
__________________
(1)The weighted average discount rate represents the Company’s incremental borrowing rate.
The following table represents future minimum lease payments of the Company’s operating lease liabilities as of June 30, 2026:

(in thousands)	Lease liability
Year ending December 31,
2026	$2,709
2027	6,416
2028	5,770
2029	692
Total future minimum lease payments	15,587
Less: Interest	(1,446)
Total lease liability	$14,141

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Interest expense on the Company’s lease liabilities was $0.3 million and $0.6 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2025.
14. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table reflects the changes in the carrying amount of goodwill:

(in thousands)	June 30, 2026	December 31, 2025
Balance, beginning of period	$66,523	$58,037
Additions due to acquisitions (Note 3)	—	8,486
Balance, end of period	$66,523	$66,523
The Company recognized no impairment of Goodwill for the periods ended June 30, 2026 and June 30, 2025. All goodwill is allocated to the Digital Assets segment.
Other Intangible Assets
The following table represents intangible assets and accumulated amortization as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Software technology (1)	54,995	$48,494
Other purchased finite-life intangible assets	13,701	13,701
Indefinite-lived intangible asset	1,761	1,761
Intangible assets, gross	70,457	63,956
Less: Accumulated amortization	(39,854)	(34,458)
Intangible assets, net	$30,603	$29,498
_________________
(1)Includes capitalized equity based compensation of $5.0 million and $4.6 million as of June 30, 2026 and December 31, 2025, respectively.
The Company estimates that there is no significant residual value related to its finite-life intangible assets. The expected future amortization expense for currently amortizing finite-life intangible assets for the next five years is as follows:

(in thousands)	Amounts
2026	$5,337
2027	9,407
2028	8,020
2029	547
2030	120
Total future amortization expense	$23,431
15. COMMITMENTS AND CONTINGENCIES
Leases
As of June 30, 2026 and December 31, 2025, the Company had commitments primarily under four and three leases, respectively. Refer to Note 13 for further information on lease commitments.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Investment and Loan Commitments
As of June 30, 2026 and December 31, 2025, the Company was obligated to six portfolio companies, all of which are non-consolidated VIEs, to fund up to $43.8 million and $49.4 million, respectively. Subsequent to the period ended June 30, 2026, none of this amount has been funded. Refer to Note 8 for further information on VIEs.
As of June 30, 2026 and December 31, 2025, the Company had outstanding credit facilities to counterparties and arrangements to finance delayed trading settlement up to three days totaling $80.0 million, and had funded $60.0 million in relation to these facilities. Credit facilities are supported by counterparties’ assets. There were no additional fundings of these facilities subsequent to period end.
Safeguarding of Customer Digital Assets
The Company is obligated to safeguard certain digital assets held on behalf of its customers, which are not recognized on the Company’s condensed consolidated interim statements of financial position. As such, the Company may be liable to its customers for losses arising from the Company’s failure to safeguard those digital assets from loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of June 30, 2026 and December 31, 2025.
Contractual Commitments
As of June 30, 2026 and December 31, 2025, the Company had an outstanding commitment for the construction of improvements at its Helios facility totaling $1,489.2 million and $529.8 million, respectively.
Indemnifications
The Company has provided standard representations for agreements and customary indemnification for claims and legal proceedings. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, counterparties to these transactions often provide comparable indemnifications. The Company is unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, it is not possible to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. The Company believes, however, that the possibility of making any material payments for these indemnifications is remote. As of June 30, 2026 and December 31, 2025, there was no liability accrued under these arrangements.
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
LUNA Matters: On March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve civil claims relating to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. As of June 30, 2026, the Company had accrued a legal provision of

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
$113.8 million. The accrued amounts include the impact of discounting the estimated cash flows at a rate of approximately 4.26%. The undiscounted amount of the settlement was $120.0 million as of June 30, 2026, with equal payments of $60.0 million due in 2027 and 2028. Under the terms of the settlement, Galaxy also agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
In December 2022, a proposed class action was filed in the Ontario Superior Court of Justice against GDH Ltd., our Chief Executive Officer (“CEO”) and our former Chief Financial Officer asserting various claims including alleged misrepresentations relating to our public disclosure regarding investments and trading in the LUNA digital asset. The class action purports to be brought on behalf of a proposed class of persons and entities who acquired our securities on the secondary market from May 17, 2021 to and including May 6, 2022. The class action seeks unspecified damages and various declaratory relief, including leave to proceed with the right of action for misrepresentation under statutory securities provisions. These proceedings are still in early stages and have not been certified to proceed as a class action. The plaintiff’s motion for leave and certification was heard in June 2026. Based on the stage of the case, the outcome remains uncertain, and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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
No tax-related distributions were paid during the three and six months ended June 30, 2026, and $30.4 million and $39.9 million were paid during the three and six months ended June 30, 2025, respectively.
16. LOANS AND NOTES PAYABLE
Loans Payable
In the ordinary course of business the Company may borrow fiat currency, such as US dollars, to facilitate digital asset trading and lending activity. For the majority of these loans, there is no set repayment term and the Company can prepay without penalty.

(in thousands)	June 30, 2026	December 31, 2025
Loans payable	$286,715	$52,626
Interest expense related to the Company’s loans payable was $0.4 million and $0.7 million for the three and six months ended June 30, 2026, respectively, and $4.2 million and $7.8 million for the three and six months ended June 30, 2025, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Assets Posted as Collateral Associated with Loans Payable

(in thousands)	June 30, 2026	December 31, 2025
Assets posted as collateral — Digital assets	$12,686	$13,317
Less: Allowance for credit losses	(62)	(62)
Assets posted as collateral associated with digital asset loans payable	$12,624	$13,255
Notes Payable
GDH LP issued $500 million aggregate principal amount of 3.00% exchangeable senior notes (the “2026 Exchangeable Notes”) on December 9, 2021, $402.5 million aggregate principal amount of 2.500% exchangeable senior notes on November 25, 2024 (the “2029 Exchangeable Notes”), and $1.3 billion aggregate principal amount of 0.50% exchangeable senior notes on October 30, 2025 (the “2031 Exchangeable Notes”, together with the “2029 Exchangeable Notes” and “2026 Exchangeable Notes”, the “Exchangeable Notes”). Outstanding 2026 Exchangeable Notes, 2029 Exchangeable Notes, and 2031 Exchangeable Notes will mature and the aggregate principal amount is due in 2026, 2029 and 2031, respectively, unless earlier exchanged, redeemed or repurchased. Interest on the Exchangeable Notes is payable semi-annually. There were no origination discounts or premiums associated with the Exchangeable Notes. The 2026 Exchangeable Notes have an initial exchange rate of 7,498.2210 shares of Class A common stock per $250,000 principal amount, the 2029 Exchangeable Notes have an initial exchange rate of 10,497.5856 shares of Class A common stock per $250,000 principal amount, and the 2031 Exchangeable Notes have an initial exchange rate of 17.9352 shares of Class A common stock per $1,000 principal amount. All Exchangeable Notes issued are subject to certain selling and transfer restrictions set forth in each investor’s note purchase agreement and as set forth in the applicable indenture that governs the Exchangeable Notes.
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
On initial recognition of the 2026 Exchangeable Notes, 2029 Exchangeable Notes, and 2031 Exchangeable Notes, debt issuance costs of $13.4 million, $13.6 million and $26.7 million, respectively, were recognized as a reduction of Notes payable and are being expensed over the term of the debt. The unamortized debt issuance cost as of June 30, 2026 and December 31, 2025 was $34.7 million and $39.6 million, respectively. As of June 30, 2026 and December 31, 2025, there was $2.1 billion in principal outstanding of the Exchangeable Notes.
The interest expense from the Exchangeable Notes for the three and six months ended June 30, 2026 was $17.8 million and $35.3 million, including coupon interest of $7.5 million and $15.0 million, respectively, and $14.2 million and $28.3 million, including coupon interest of $5.8 million and $11.7 million for the three and six months ended June 30, 2025, respectively. The effective interest rates on the 2026, 2029, and 2031 Exchangeable Notes are 7.0%, 9.2%, and 0.9%, respectively. During each of the three and six months ended June 30, 2026 and June 30, 2025, no Exchangeable Notes were exchanged.
Credit Agreement
On August 15, 2025, Galaxy Helios I LLC (“Galaxy Helios I”), a wholly owned subsidiary of GDH LP, entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG providing for a senior secured term loan facility in an aggregate principal amount of up to $1.4 billion. The intended use for this facility is to finance the construction and development of a data center project in Dickens County, Texas and related costs. As of June 30,

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
2026, the outstanding amount drawn on this facility was $1.3 billion, which is recognized within Notes payable in the Company’s condensed consolidated interim statements of financial position.
Commitments under the Credit Agreement will mature on August 15, 2028, unless otherwise earlier terminated pursuant to the terms of the Credit Agreement. Galaxy Helios I may repay amounts borrowed and/or terminate the commitments under the Credit Agreement (in whole or part) at any time subject to the payment of a Prepayment Premium (as defined in the Credit Agreement).
Loans under the Credit Agreement bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 4.75%, subject to a floor of 2.5%. The Company utilizes cash flow hedges, primarily interest rate caps, to mitigate its exposure to variability in the associated interest rate. Total interest cost incurred was $28.4 million and $49.5 million for the three and six months ended June 30, 2026 respectively, of which $21.1 million and $42.1 million, respectively, was capitalized to construction in progress related to the development of the Helios data center campus.
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
As of June 30, 2026, the Company’s notes payable repayment obligation was as follows:

(in thousands)	Amount Due
2026	$445,000
2027	—
2028	1,268,257
2029	402,500
2030	—
2031	1,300,000
Total	3,415,757
17. EQUITY
Issued Common Stock
The Company has two classes of ownership interests:
(1)Class A common stock, which shares are traded on Nasdaq under the ticker “GLXY,” and
(2)Class B common stock, which shares are held by Galaxy Group Investments LLC, an entity controlled by our founder and CEO, current and former employees of GDH LP as part of the GDH LP employee compensation plan and certain former stockholders. Shares of Class B common stock do not entitle holders to economic returns in the Company.
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
During the three and six months ended June 30, 2026, a total of 1,811,579 shares of Class B common stock were cancelled in connection with exchanges of LP Units for shares of Class A common stock. During the three and six months ended June 30, 2025, a total of 11,977,011 shares of Class B common stock were cancelled in connection with exchanges of LP Units for shares of Class A common stock.
During the three and six months ended June 30, 2026 and June 30, 2025, there were tax-related distributions of $0, $0, $30.4 million and $39.9 million, respectively, made for the purpose of covering GDH LP Unitholders’ tax expense due to 2024 taxable income. The majority of the recipients of the tax distributions are related parties. See Note 19 for further information on related party transactions.
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
Prior to the Reorganization Transactions, the Company had two classes of ownership interests, representing limited partner interests:
(1)GDH LP Class A Units, which were subdivided into GDH LP A-1 Units, all of which were held by GDH Ltd., and GDH LP A-2 Units, all of which were held indirectly by GDH Ltd., through GDH Ltd.’s wholly owned U.S. subsidiary, GDH Intermediate LLC; and
(2)GDH LP Class B Units, all of which were held by GGI, employees of GDH LP as part of the GDH LP employee compensation plan and certain former stockholders.
The GDH LP Class A Units and GDH LP Class B Units ranked pari passu to all distributions from GDH LP. Pursuant to the Reorganization Transactions, GDH LP has one class of ownership interest, representing limited partner interests. See Note 1 for a description of the Reorganization Transactions.
18. EARNINGS PER SHARE
The Company calculates basic earnings per share by dividing net income attributable to the Class A common stock holders by the weighted-average number of Class A common stock outstanding during the period. Earnings per share presented for periods prior to the completion of the Reorganization Transactions assume that the post-

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
reorganization equity structure of the Company existed during such period.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic income (loss) per share	$(0.09)	$0.10	$(0.57)	$(0.70)
Net income (loss) used in the calculation of basic income (loss) per share	$(17,913)	$14,500	$(110,066)	$(95,441)
Weighted average number of Class A common stock shares for the purposes of basic income (loss) per share	192,869,271	143,103,474	192,474,019	135,525,464
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Diluted income (loss) per share	$(0.09)	$0.08	$(0.58)	$(0.76)
Net income (loss) used in the calculation of diluted income (loss) per share	$(17,913)	$30,691	$(226,926)	$(264,740)
Weighted average number of Class A common stock for the purposes of diluted income (loss) per share	192,869,271	371,717,071	390,465,556	349,390,820
The following adjustments were made to the basic income (loss) per share as they were dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss) used in the calculation of basic income (loss) per share	$(17,913)	$14,500	$(110,066)	$(95,441)
Noncontrolling interests	—	16,191	(116,860)	(169,299)
Net income (loss) used in the calculation of diluted income (loss) per share	$(17,913)	$30,691	$(226,926)	$(264,740)

Weighted average number of Class A common stock shares for the purposes of basic income (loss) per share	192,869,271	143,103,474	192,474,019	135,525,464
Noncontrolling interests	—	211,890,313	197,991,537	213,865,356
Compensatory awards	—	16,723,284	—	—
Weighted average number of Class A common stock for the purposes of diluted income (loss) per share	192,869,271	371,717,071	390,465,556	349,390,820
In addition, the following potentially dilutive shares were excluded from the diluted earnings per share calculation as they were anti-dilutive for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Exchangeable LP units	197,579,377	—	—	—
Compensatory awards	10,738,062	—	10,889,274	18,293,860
Exchangeable notes	53,563,706	30,247,946	53,563,706	30,247,946
Total	261,881,145	30,247,946	64,452,980	48,541,806

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
19. RELATED PARTY TRANSACTIONS
The Company’s related parties include entities over which it exercises significant influence and its key management personnel. Key management personnel are those persons having the authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly.
Distributions
No tax-related distributions were paid during the three and six months ended June 30, 2026, and $30.4 million and $39.9 million were paid during the three and six months ended June 30, 2025, respectively. A majority of the recipients of the distributions were related parties.
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
On May 13, 2025, the Company and the TRA Holders entered into an amended and restated tax receivables agreement (the “TRA”) to take into account the effects of the Reorganization Transactions.
The amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the timing of the redemptions of Class B common stock, the price of the Company's Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its Class B common stock at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis and the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Company has recognized a TRA-related liability within the Other non-current liabilities of $162.2 million and $150.4 million as of June 30, 2026 and December 31, 2025, respectively, of which $71.5 million and $72.3 million were with related parties.
Investments in Galaxy Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles controlled by them or their immediate family members) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances may not be subject to performance fees. The fair value of such investments aggregated to $10.8 million and $11.5 million as of June 30, 2026 and December 31, 2025, respectively.
Transactions with GDH Ltd.
Prior to the Reorganization Transactions, in accordance with its then-effective limited partnership agreement, the Company reimbursed or paid for all reimbursable expenses of GDH Ltd. For the three and six months ended June 30, 2025 the Company paid or accrued $1.1 million and $2.1 million, respectively, on behalf of GDH Ltd., which is included in General and administrative expenses on the Company’s condensed consolidated statements of operations.
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
GalaxyOne
Certain of our executive officers and directors have accounts on our GalaxyOne platform (which offers access to certain deposit accounts and provides brokerage accounts for trading securities and digital assets) and use GalaxyOne products and services in the ordinary course. Similar to GalaxyOne’s other customers, these individuals pay us standard transaction and other fees related to such use, and earn a yield from us to the extent they hold certain investment products or cash balances on our platform, in each case on the same terms as other customers. As of June 30, 2026 and December 31, 2025, the Company recognized $0.3 million and $0.2 million, respectively, of liabilities related to certain related parties interactions with the GalaxyOne platform.
Other Related Party Transactions
The Company has sub-advisory arrangements with a beneficial owner of GDI (GDH Ltd. prior to the Reorganization Transactions). Such sub-advisory arrangements have been entered into with, or advised by, Galaxy Digital Capital Management LP, a consolidated subsidiary of the Company, in its capacity as an investment advisor registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). For the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025, the associated advisory fees were $0.5 million, $1.1 million, $0.6 million, and $1.2 million, respectively.
The Company’s CEO, through an entity which he controls, owns a private aircraft that the Company uses for business purposes in the ordinary course of operations, on terms that are advantageous to the Company. The CEO paid for the purchase of this aircraft with his personal funds and has borne all operating, personnel and maintenance costs associated with its operation and use. During the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025, the Company incurred $0.1 million, $0.5 million, $0.1 million and $0.3 million respectively, for such use negotiated on an arms-length basis in compliance with our aviation matters policy adopted in August 2022.
In addition, we have from time to time made use of the CEO’s private boat to host corporate meetings and for other business purposes in the ordinary course of the Company’s operations, on terms that are advantageous to the Company. The CEO paid for the purchase of this boat with his personal funds and has borne most of the operating, personnel and maintenance costs associated with its operation and use; while the Company paid for the cost of any food and beverage consumption and a portion of operating fees. The expense incurred in relation to this boat was immaterial during the three and six months ended June 30, 2026 and June 30, 2025.
During the three and six months ended June 30, 2026 and June 30, 2025, the Company did not record tax payments made on behalf of certain related parties.
20. REPORTABLE SEGMENTS
The Company manages and reports its activities in the following operating businesses: Digital Assets and Data Centers. In the first quarter of 2025, the Company began managing and reporting activities in these two operating segments consistent with changes in our operations and management reporting. In determining the Company’s segment structure, the Company considered the basis on which the chief operating decision maker (“CODM”), as well as other members of senior management, review the financial and operational performance of the Company. The Company’s CODM is its chief executive officer. The CODM primarily relies on segment net income after taxes to evaluate the performance of each reportable segment. Income tax expense (benefit) is attributed to a reportable segment based on the current and deferred income taxes of the legal entities through which that segment's activities are conducted. Tax effects that do not relate to the activities of a specific segment are reported in the Treasury and Corporate segment. In accordance with ASC 280, Segment Reporting, the Company has recast its historical segment information to conform to the current segment structure.

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
Data Centers
The Data Centers segment comprises the Helios infrastructure assets. Our Data Centers segment develops and operates HPC infrastructure to meet the growing demand for large-scale, power-ready facilities in the AI/HPC industry.
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
Assets and liabilities by each of the reportable segments as of June 30, 2026 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Total assets	$6,429,153	$2,543,967	$1,870,861	$10,843,981
Total liabilities	$5,464,780	$1,547,977	$1,111,116	$8,123,873
Assets and liabilities by each of the reportable segments as of December 31, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Total assets	$7,339,673	$1,863,911	$2,144,497	$11,348,081
Total liabilities	$6,238,722	$1,098,739	$975,843	$8,313,304

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the three months ended June 30, 2026 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Digital assets sales	$8,483,049	$—	$—	$8,483,049
Fees	18,089	—	—	18,089
Blockchain rewards	17,477	—	247	17,724
Proprietary mining	—	—	2,554	2,554
Blockchain rewards from non-customers (1)	669	—	—	669
Interest income	24,780	1,266	3,389	29,435
Data centers operator revenue	—	5,816	—	5,816
Revenues	8,544,064	7,082	6,190	8,557,336
Gains / (losses) from operations	172,168	—	(37,848)	134,320
Data centers leasing revenue	—	18,877	—	18,877
Revenues and gains / (losses) from operations	8,716,232	25,959	(31,658)	8,710,533

Digital assets sales costs	8,439,520	—	—	8,439,520
Blockchain reward distributions	13,124	—	—	13,124
Borrowing costs	13,833	—	4,963	18,796
Mining and hosting costs	—	—	2,642	2,642
Other transaction expenses (2)	2,702	—	3,221	5,923
Data centers operating cost	—	5,816	—	5,816
Transaction expenses	8,469,179	5,816	10,826	8,485,821
Impairment of digital assets	181,348	—	—	181,348
Compensation and benefits	56,402	5,708	21,886	83,996
Notes interest expense	—	7,365	17,733	25,098
Depreciation and amortization	1,650	4,762	2,749	9,161
Other expenses	29,053	3,603	21,376	54,032
Operating expenses	8,737,632	27,254	74,570	8,839,456

Other income / (expense), net	648	—	88	736
Total other income / (expense)	648	—	88	736

Net income / (loss) for the period, before taxes	$(20,752)	$(1,295)	$(106,140)	$(128,187)
Income tax benefit	(1,704)	(32,450)	(8,717)	(42,871)
Net income / (loss) for the period	$(19,048)	$31,155	$(97,423)	$(85,316)

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the three months ended June 30, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Digital assets sales	$8,564,980	$—	$—	$8,564,980
Fees	19,087	—	(2,095)	16,992
Blockchain rewards	42,550	—	(1,388)	41,162
Proprietary mining	—	—	944	944
Blockchain rewards from non-customers (1)	1,205	—	4,038	5,243
Interest income	27,923	—	4,311	32,234
Revenues	8,655,745	—	5,810	8,661,555
Gains / (losses) from operations	55,470	—	339,624	395,094
Revenues and gains / (losses) from operations	8,711,215	—	345,434	9,056,649

Digital assets sales costs	8,546,795	—	—	8,546,795
Blockchain reward distributions	38,321	—	(4,939)	33,382
Borrowing costs	6,437	—	35,273	41,710
Mining and hosting costs	—	—	741	741
Other transaction expenses (2)	4,925	—	2,387	7,312
Transaction expenses	8,596,478	—	33,462	8,629,940
Impairment of digital assets	43,307	—	84,170	127,477
Compensation and benefits	45,347	—	19,622	64,969
Notes interest expense	—	—	14,240	14,240
Depreciation and amortization	3,560	—	3,898	7,458
Other expenses	25,058	—	21,114	46,172
Operating expenses	8,713,750	—	176,506	8,890,256

Unrealized gain / (loss) on notes payable – derivative	—	—	(125,150)	(125,150)
Other income / (expense), net	—	—	918	918
Total other income / (expense)	—	—	(124,232)	(124,232)

Net income / (loss) for the period, before taxes	$(2,535)	$—	$44,696	$42,161
Income tax benefit	—	—	11,470	11,470
Net income / (loss) for the period	$(2,535)	$—	$33,226	$30,691

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the six months ended June 30, 2026 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Digital assets sales	$18,447,692	$—	$—	$18,447,692
Fees	41,380	—	(1,681)	39,699
Blockchain rewards	46,866	—	(1,526)	45,340
Proprietary mining	—	—	3,263	3,263
Blockchain rewards from non-customers (1)	801	—	—	801
Interest income	45,882	4,316	5,971	56,169
Data centers operator revenue	—	5,816	—	5,816
Revenues	18,582,621	10,132	6,027	18,598,780
Gains / (losses) from operations	482,444	—	(176,343)	306,101
Data centers leasing revenue	—	18,877	—	18,877
Revenues and gains / (losses) from operations	19,065,065	29,009	(170,316)	18,923,758

Digital assets sales costs	18,410,876	—	—	18,410,876
Blockchain reward distributions	34,419	—	(1,782)	32,637
Borrowing costs	32,796	—	3,460	36,256
Mining and hosting costs	—	—	3,421	3,421
Other transaction expenses (2)	6,502	—	7,058	13,560
Data centers operating cost	—	5,816	—	5,816
Transaction expenses	18,484,593	5,816	12,157	18,502,566
Impairment of digital assets	465,750	—	—	465,750
Compensation and benefits	114,997	8,811	43,736	167,544
Notes interest expense	—	7,365	35,309	42,674
Depreciation and amortization	4,814	4,762	5,424	15,000
Other expenses	50,862	5,097	38,449	94,408
Operating expenses	19,121,016	31,851	135,075	19,287,942

Other income / (expense), net	895	—	545	1,440
Total other income / (expense)	895	—	545	1,440

Net income / (loss) for the period, before taxes	$(55,056)	$(2,842)	$(304,846)	$(362,744)
Income tax benefit	(1,704)	(32,450)	(26,963)	(61,117)
Net income / (loss) for the period	$(53,352)	$29,608	$(277,883)	$(301,627)

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the six months ended June 30, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Digital assets sales	$21,414,548	$—	$—	$21,414,548
Fees	33,667	—	(5,158)	28,509
Blockchain rewards	123,250	—	(10,976)	112,274
Proprietary mining	—	—	12,180	12,180
Blockchain rewards from non-customers (1)	2,260	—	8,347	10,607
Interest income	53,549	—	6,094	59,643
Revenues	21,627,274	—	10,487	21,637,761
Gains / (losses) from operations	147,840	—	126,923	274,763
Revenues and gains / (losses) from operations	21,775,114	—	137,410	21,912,524

Digital assets sales costs	21,385,879	—	—	21,385,879
Blockchain reward distributions	106,087	—	(16,259)	89,828
Borrowing costs	12,226	—	63,322	75,548
Mining and hosting costs	—	—	6,275	6,275
Other transaction expenses (2)	13,145	—	6,274	19,419
Transaction expenses	21,517,337	—	59,612	21,576,949
Impairment of digital assets	121,615	—	118,291	239,906
Compensation and benefits	84,173	1,263	36,486	121,922
Notes interest expense	—	—	28,311	28,311
Depreciation and amortization	7,115	1,251	11,705	20,071
Other expenses	43,879	385	106,529	150,793
Operating expenses	21,774,119	2,899	360,934	22,137,952

Unrealized gain / (loss) on notes payable – derivative	—	—	(35,544)	(35,544)
Other income / (expense), net	—	—	1,590	1,590
Total other income / (expense)	—	—	(33,954)	(33,954)

Net income / (loss) for the period, before taxes	$995	$(2,899)	$(257,478)	$(259,382)
Income tax benefit	—	—	5,358	5,358
Net income / (loss) for the period	$995	$(2,899)	$(262,836)	$(264,740)
_______________
(1)Includes blockchain rewards earned from decentralized finance protocols and third-party staking infrastructure.
(2)Includes trading commissions, custody, and exchange fees.

Contract Liabilities
Contract liabilities consist of deferred revenue and include payments received in advance of performance obligations being met under the terms of the contract. Such amounts are recognized as revenue over the contractual period as the Company satisfies its performance obligations. Contract liabilities are recognized within Other current

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
liabilities and Other non-current liabilities on the Company’s condensed consolidated interim statements of financial position.
The following table presents the changes in the Company's contract liabilities for the periods ended June 30, 2026 and December 31, 2025.

(in thousands)	June 30, 2026	December 31, 2025
Balance, beginning of period	$52,321	$—
Additions	—	57,071
Less: Amounts recognized as revenue	(9,500)	(4,750)
Balance, end of period	$42,821	$52,321
The Company recognized revenue of $4.8 million and $9.5 million related to its contract liabilities for the three and six months ended June 30, 2026, respectively, and $0 and $0 for the three and six months ended June 30, 2025, respectively. The Company expects to recognize its contract liabilities as revenue on a straight-line basis through September 2028.
21. RISKS AND UNCERTAINTIES
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
The Company also participates in decentralized finance protocols, smart contracts that perform specific functions. Decentralized finance protocols allow the Company to provide or access liquidity, as well as exchange digital assets directly, on the blockchain. The Company deposits or transfers its digital assets to the smart contracts of these decentralized finance protocols and typically receives protocol-specific digital assets that represent the Company’s claims on the underlying digital assets. The Company’s transactions with such decentralized finance protocols rely on the functions of open source smart contracts, which are not developed by the Company and could be subject to exploits. The Company mitigates this smart contract risk through review of smart contract audits, as well as other risk management strategies that prevent concentration in or over-reliance on any individual decentralized finance protocol. Additionally, as transactions on decentralized protocols may occur without a centralized authority, the Company has implemented processes to monitor and review the digital asset wallets that interact with decentralized protocols in which the Company participates. As of June 30, 2026, three protocols, Liquid Collective, Morpho, and Kamino represented 65% of the Company’s digital assets associated with decentralized finance protocols balance. As of December 31, 2025, three protocols, Aave, Kamino, and Spark, represented 70% of the Company’s digital assets associated with decentralized finance protocols balance. As of the date of this filing, the Company has not experienced any losses related to loss of access to its digital assets associated with decentralized finance protocols.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and loans receivable. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company held $211.4 million and $564.3 million of cash and cash equivalents at brokers and $53.6 million and $77.5 million of cash and cash

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
equivalents on trading platforms as of June 30, 2026 and December 31, 2025, respectively. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of June 30, 2026 and December 31, 2025, no individual customer accounted for 10% or more of net accounts receivable. During the three months ended June 30, 2026, three digital asset trading platforms accounted for 42% of revenue, and during the six months ended June 30, 2026, two digital asset trading platforms accounted for 30% of revenue. During the three and six months ended June 30, 2025, two digital asset trading platforms accounted for 39% of revenue. As of June 30, 2026 and December 31, 2025, three counterparties and their related parties accounted for 45% of the Company’s Loans receivable and Digital asset loans receivable balance. The Company held collateral exceeding 100% of the loan carrying value for each of these three counterparties as of both June 30, 2026 and December 31, 2025.
The Company is also subject to liquidity and concentration risk related to its short-term loans payable. The loans are callable on demand by the counterparties and are typically collateralized by the Company’s cash, investment securities, and digital assets held in the Company’s trading accounts at counterparties’ trading platforms. As of June 30, 2026, three lending counterparties accounted for greater than 5% of current liabilities, with one at 5.3% and two at 5.2%. As of December 31, 2025, one individual lending counterparty accounted for greater than 5% of current liabilities at 9.4%. The proceeds from these loans are utilized for trading activities.
The Company conducts digital asset trades using both direct principal to principal transactions with counterparties and through centralized or decentralized digital asset trading platforms. Digital assets held on trading platforms are subject to the operational control of the platform operators, and could potentially be lost or impaired due to fraud or negligence of the platform operators. The Company mitigates this risk by performing regular reviews of each digital asset trading platform on which it transacts, distributing its digital assets across multiple different trading platforms to reduce concentration risk, and holding assets in self-custody where appropriate. As of June 30, 2026 and December 31, 2025, approximately 56% and 37%, respectively, of the Company’s digital assets were held with third parties, including centralized trading platforms or posted with counterparties. As of June 30, 2026, one centralized digital asset trading platform held more than 10% of the Company’s digital assets at 12%. As of December 31, 2025, one centralized digital asset trading platform held more than 10% of the Company’s digital assets at 14%.
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
22. INCOME TAXES
For the three months ended June 30, 2026 and 2025, the effective tax rates were 33.44% and 27.21%, respectively. For the six months ended June 30, 2026 and 2025, the effective tax rates were 16.85% and (2.10)%, respectively. The effective tax rate differs from the statutory rate primarily due to amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes, federal tax credits, as well as tax attributed to foreign jurisdictions. The Company accounts for transferrable tax credits under

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
the provisions of ASC 740, Income Taxes. There were no material changes to uncertain tax positions or valuation allowances against deferred tax assets for the three and six months ended June 30, 2026.
23. OPERATING PARTNERSHIP FINANCIAL INFORMATION
The following tables represent the consolidated statements of financial position and consolidated statements of operations of GDH LP, the Company’s operating partnership:

Galaxy Digital Holdings LP’s Condensed Consolidated Interim Statements of Operations and Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues	$8,576,213	8,661,535	$18,617,657	21,637,741
Gains / (losses) from operations	134,320	395,094	306,101	274,763
Revenues and gains / (losses) from operations	8,710,533	9,056,629	18,923,758	21,912,504
Operating expenses:
Transaction expenses	8,480,005	8,629,940	18,496,750	21,576,951
Impairment of digital assets	181,348	127,477	465,750	239,906
Other operating expenses	180,672	137,582	330,020	325,839
Total operating expenses	8,842,025	8,894,999	19,292,520	22,142,696

Other income / (expense):	736	(124,925)	1,440	(34,647)

Net income / (loss) before taxes	$(130,756)	$36,705	$(367,322)	$(264,839)
Income taxes expense / (benefit)	5,000	5,858	14,794	(254)
Net income / (loss)	$(135,756)	$30,847	$(382,116)	$(264,585)
Other comprehensive income (loss)	3,492	—	8,043	—
Comprehensive income (loss)	$(132,264)	$30,847	$(374,073)	$(264,585)

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Galaxy Digital Holdings LP’s Condensed Consolidated Interim Statements of Financial Position

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$893,878	$1,244,395
Digital assets	3,517,411	4,541,661
Digital assets receivable	6,389	8,497
Digital assets loan receivable, net of allowance	786,680	1,078,929
Investments	1,542,079	1,732,305
Assets posted as collateral	164,314	199,983
Loans receivable	959,374	562,376
Property and equipment, net	2,218,204	1,423,113
Other assets	495,615	397,651
Total assets	$10,583,944	$11,188,910
Liabilities and Equity
Digital assets borrowed	1,514,469	2,417,268
Loans payable	427,377	188,176
Collateral payable	1,933,066	1,980,171
Notes payable	3,262,758	2,861,055
Other liabilities	962,153	847,563
Total liabilities	8,099,823	8,294,233

Total equity	2,484,121	2,894,677

Total liabilities and equity	$10,583,944	$11,188,910
24. SUBSEQUENT EVENTS
On July 28, 2026, Galaxy, through its wholly-owned subsidiary, Galaxy Helios Data Centers II LLC (“Galaxy Data Centers”), completed the issuance and sale of $3.507 billion aggregate principal amount of 9.875% Senior Secured Notes due in 2031 (the “Notes”) in a private offering exempt from registration under Rule 144A and Regulation S of the Securities Act. In connection with the Notes, Galaxy Data Centers, Galaxy Helios II LLC, a wholly owned direct subsidiary of Galaxy Data Centers (the “Guarantor”), and Galaxy Helios II Qualified Opportunity Zone Business, LLC, the direct parent company of the Company entered into an indenture (the “Indenture”) with The Bank of New York Mellon, as trustee and collateral agent. The proceeds of the Notes will be used to finance the construction of two data center buildings at the Helios campus (the “Project”). The Notes bear interest at a rate of 9.875% per annum, payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2027, and will mature on August 1, 2031, unless earlier redeemed or repurchased in accordance with their terms. The Notes will amortize on a semi-annual basis on February 1 and August 1 at the rates specified in the Indenture, with the first payment date to occur at least ten months after the completion of the Project. The Notes are fully and unconditionally guaranteed by the Guarantor, and will constitute the senior secured obligations of Galaxy Data Centers and the Guarantor. The Notes and related note guarantee will be secured by first-priority liens on (i) substantially all assets of Galaxy Data Centers and the Guarantor, other than certain excluded property and (ii) all equity interests of Galaxy Data Centers held by the direct parent company of Galaxy Data Centers. In connection with the Notes, GDH LP provided a customary, uncapped completion guarantee with respect to the Project.
From August 6 through August 10, 2026, the Company repurchased 1,260,888 shares of its Class A common stock for an aggregate purchase price of approximately $25.4 million under the Share Repurchase Program. As of August 10, 2026, approximately $109 million remained available for future repurchases under the program.

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

Overview
Galaxy is a global financial services and infrastructure company focused on digital assets and high performance computing (“HPC”). We aim to facilitate efficient access and adoption of digital assets by institutional clients through our Global Markets and Asset Management & Infrastructure Solutions businesses within our Digital Assets segment. We also develop and operate HPC data center infrastructure to meet the rising global demand for reliable power and scalable compute capacity driven by accelerated artificial intelligence (“AI”) growth.
Our Digital Assets operating business segment provides new products and capabilities such as staking, margin-based financing and active exchange-traded funds. Galaxy has relationships with approximately 1,700 trading counterparties spanning both crypto-native and traditional finance, with approximately $7.6 billion in assets across our platform as of June 30, 2026.
Our full suite of services spans across two operating business segments: Digital Assets and Data Centers.
Our Digital Assets operating business segment includes:
•Our Global Markets business, which provides over-the-counter (“OTC”) spot and derivatives trading, lending, structured products, as well as mergers and acquisitions (“M&A”) advisory and equity and debt capital markets services.
•Our Asset Management & Infrastructure Solutions business encompasses our investment management division and blockchain infrastructure products and services, with approximately $7.6 billion in assets across the platform as of June 30, 2026. Our Asset Management business manages a diverse suite of ETF and Alternatives strategies, taking the investing DNA that has been core to Galaxy since our founding and externalizing it for institutional allocators and individuals. Our Infrastructure Solutions business enables our clients to participate in an increasingly on-chain and decentralized future through staking, tokenization and custodial technology.
Our Data Centers operating business segment develops and operates HPC infrastructure to meet the growing demand for large-scale, power-ready facilities in the AI/HPC industry. Galaxy’s Helios data center campus, located in the panhandle region of West Texas, has developed the first 133 megawatts (“MW”) of critical IT load, utilizing approximately 200 MW of gross power capacity, for CoreWeave, Inc. (“CoreWeave”) under a 15-year lease agreement (the “Lease Agreement”) entered into in April 2025. In total, the Electric Reliability Council of Texas (“ERCOT”) has approved over 1.6 gigawatts (“GW”) of gross power capacity at our Helios campus. In addition to the initial 200 MW described above, 600 MW of this gross power capacity will support the incremental 393 MW of critical IT load leased to CoreWeave under the Phase II (the “Phase II Lease”) and Phase III (the “Phase III Lease”) leases pursuant to the Lease Agreement, and is expected to be delivered starting in the second quarter of 2027. The remaining 830 MW of approved power capacity remains available to be contracted.
Our operating business segments are supplemented by our Treasury and Corporate segment, which includes Galaxy’s diversified portfolio of digital assets, venture, private equity, and fund investments.
Financial and Operational Highlights
•Galaxy generated Net loss of $85.3 million and Net loss of $301.6 million for the three and six months ended June 30, 2026, respectively, compared to Net income of $30.7 million and Net loss of $264.7 million for the three and six months ended June 30, 2025, respectively.

•Galaxy generated Adjusted EBITDA of $(77.3) million and $(264.8) million for the three and six months ended June 30, 2026, respectively, compared to Adjusted EBITDA of $211.1 million and $(78.4) million for the three and six months ended June 30, 2025, respectively.
•Total equity was $2.7 billion and cash and stablecoin holdings were $2.5 billion as of June 30, 2026.
Recent Developments
On July 28, 2026, Galaxy, through its wholly-owned subsidiary, Galaxy Helios Data Centers II LLC (“Galaxy Data Centers”), completed the issuance and sale of $3.507 billion aggregate principal amount of 9.875% Senior Secured Notes due in 2031 (the “Notes”) in a private offering exempt from registration under Rule 144A and Regulation S of the Securities Act. In connection with the Notes, Galaxy Data Centers, Galaxy Helios II LLC, a wholly owned direct subsidiary of Galaxy Data Centers (the “Guarantor”), and Galaxy Helios II Qualified Opportunity Zone Business, LLC, the direct parent company of the Company entered into an indenture (the “Indenture”) with The Bank of New York Mellon, as trustee and collateral agent. The proceeds of the Notes will be used to finance the construction of two data center buildings at the Helios campus (the “Project”). The Notes bear interest at a rate of 9.875% per annum, payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2027, and will mature on August 1, 2031, unless earlier redeemed or repurchased in accordance with their terms. The Notes will amortize on a semi-annual basis on February 1 and August 1 at the rates specified in the Indenture, with the first payment date to occur at least ten months after the completion of the Project. The Notes are fully and unconditionally guaranteed by the Guarantor, and will constitute the senior secured obligations of Galaxy Data Centers and the Guarantor. The Notes and related note guarantee will be secured by first-priority liens on (i) substantially all assets of Galaxy Data Centers and the Guarantor, other than certain excluded property and (ii) all equity interests of Galaxy Data Centers held by the direct parent company of Galaxy Data Centers. In connection with the Notes, GDH LP provided a customary, uncapped completion guarantee with respect to the Project.
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
Within our Data Centers operating business segment, we expect the majority of revenue to come from long-term lease agreements with cloud service provider clients that Galaxy may obtain from time to time for HPC. We expect this segment to become a significant and diversified source of long-term, predictable revenue for Galaxy, uncorrelated to the prices of digital assets, particularly as we continue to deliver critical IT load for CoreWeave (and potentially other future tenants). We recognized our first lease revenue from this segment in the second quarter.
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
Adjusted EBITDA is defined as Net income / (loss), excluding (i) equity-based compensation, (ii) notes interest and other expense, (iii) tax expense / (benefit), (iv) depreciation and amortization expense, (v) gains and losses on the embedded derivative on our Exchangeable Notes which ceased to exist upon consolidation as a result of the Reorganization

Transactions, (vi) mining-related impairment loss / loss on disposal of mining equipment, and (vii) other discrete items which are not individually significant that we believe are not indicative of our ongoing results. The above items are excluded from our Adjusted EBITDA because these items are non-cash in nature, or because the amount and timing of these items are unpredictable, are not driven by core results of operations, and render comparisons with prior periods and competitors less meaningful.
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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, Net income / (loss):

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Three Months Ended June 30, 2026
Net income / (loss)	$(19,048)	$31,155	$(97,423)	$(85,316)
Add back:
Equity based compensation	9,218	657	6,331	16,206
Notes interest and other expense	—	7,365	17,732	25,097
Tax expense / (benefit)	(1,704)	(32,450)	(8,717)	(42,871)
Depreciation and amortization expense	1,650	4,762	2,749	9,161
Other (1)	(646)	—	1,111	465
Adjusted EBITDA	$(10,530)	$11,489	$(78,217)	$(77,258)

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Three Months Ended June 30, 2025
Net income / (loss)	$(2,535)	$—	$33,226	$30,691
Add back:
Equity based compensation	11,826	—	6,957	18,783
Notes interest and other expense	—	—	12,042	12,042
Tax expense / (benefit)	—	—	11,470	11,470
Depreciation and amortization expense	3,560	—	3,898	7,458
Mining related impairment loss / loss on disposal	—	—	15	15
Unrealized (gain) / loss on notes payable – derivative	—	—	125,150	125,150
Other (1)	—	—	5,506	5,506
Adjusted EBITDA	$12,851	$—	$198,264	$211,115

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Six Months Ended June 30, 2026
Net income / (loss)	$(53,352)	$29,608	$(277,883)	$(301,627)
Add back:
Equity based compensation	$20,189	1,294	12,822	34,305
Notes interest and other expense	—	7,365	35,308	42,673
Tax expense / (benefit)	(1,704)	(32,450)	(26,963)	(61,117)
Depreciation and amortization expense	4,814	4,762	5,424	15,000
Other (1)	162	—	5,809	5,971
Adjusted EBITDA	$(29,891)	$10,579	$(245,483)	$(264,795)

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Six Months Ended June 30, 2025
Net income / (loss)	$995	$(2,899)	$(262,836)	$(264,740)
Add back:
Equity based compensation	17,768	471	10,559	28,798
Notes interest and other expense	—	—	28,311	28,311
Tax expense / (benefit)	—	—	5,358	5,358
Depreciation and amortization expense	$7,115	$1,251	$11,705	20,071
Mining related impairment loss / loss on disposal	—	—	57,030	57,030
Unrealized (gain) / loss on notes payable – derivative	—	—	35,544	35,544
Other (1)	—	—	11,229	11,229
Adjusted EBITDA	$25,878	$(1,177)	$(103,100)	$(78,399)
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
Adoption of digital assets
The launch of Bitcoin ETFs in 2024 coupled with a shift in U.S. government policy in 2025 enabled wider institutional adoption of bitcoin and other digital assets through increased market access and regulatory clarity. The initially retail-driven adoption of cryptocurrencies has evolved to include institutional holders, utilizing digital assets as both a store of value and for commercial applications. According to the National Cryptocurrency Association 2026 State of Crypto Holders Report, the number of U.S. cryptocurrency owners was over 67 million, or one in four American adults. Additionally, in a report released by EY Parthenon in March 2026, 68% of institutional investors intended to increase their allocations to digital assets in 2026. Institutional engagement has increasingly extended beyond directional exposure to the tokenization of real-world assets, including tokenized U.S. Treasuries, money market funds, private credit, and, more recently, tokenized equities and securities. Industry trackers estimate that the aggregate value of tokenized real-world assets (excluding stablecoins) grew to approximately $33.0 billion as of June 30, 2026, up from roughly $12.1 billion a year earlier, with growth driven primarily by institutional rather than retail participation. Bitcoin's price nonetheless remains volatile; its trailing five-year compounded annual growth rate was approximately 10.9% as of June 30, 2026, reflecting a meaningful drawdown over the trailing twelve months. Historical trends are not indicative of future adoption, and it is possible that the adoption of digital assets and blockchain technology may slow, take longer to develop, or never be broadly adopted, which would negatively impact our business and operating results.
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
Regulation in U.S. and international markets
Our financial prospects and continued growth depend in part on our ability to continue to operate in a manner compliant with regulations. Our business is subject to the oversight of numerous regulatory agencies in the U.S. and other jurisdictions, including, but not limited to, FinCEN, the Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”). In July 2025, the GENIUS Act was signed into law, establishing the first federal framework for payment stablecoins, and the U.S. House of Representatives passed the CLARITY Act, which would delineate SEC and CFTC jurisdiction over digital assets. Comprehensive market-structure legislation remained under consideration in the Senate as of June 30, 2026. While these developments have provided greater regulatory clarity, the framework governing digital assets continues to evolve, and many of these agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Our strategy is to continue to invest in our finance, legal, compliance, and security functions in order to remain at the forefront of digital asset policy initiatives and regulatory trends. We primarily service institutional customers potentially mitigating some of the compliance risks. However, as the industry matures, we may experience fluctuations in our operating results as a result of changes in the laws and regulations that are applicable to our business.
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
•Data center operator revenue: Additional revenues, primarily pass-through operating costs, in the data centers segment.
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

Data center leasing revenue
•Base rental income from the lease of HPC facilities in the data centers segment.
Operating expenses
Operating expenses consist of transaction expenses, impairment of digital assets, compensation and benefits, general and administrative, depreciation and amortization, technology, professional fees, and notes interest expense.
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
•Data center operator cost: Primarily pass-through operating costs in the data centers segment.
•Other transaction expenses: Trading commissions, custody, and exchange fees incurred by the Company.
Impairment of digital assets
Impairment loss from digital intangible assets which have been marked to the lower of cost or lowest observable fair value in the current period.
Results of Operations
Below is a discussion of our results of operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. The results of operations presented below should be reviewed in conjunction with our condensed consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025
The table below presents our results of operations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenues	$8,557.3	$8,661.6	$(104.2)	(1)%	$18,598.8	$21,637.8	$(3,039.0)	(14)%
Gains / (losses) from operations	134.3	395.1	(260.8)	(66)%	306.1	274.8	31.3	11%
Data center leasing revenue	18.9	—	18.9	n/m	18.9	—	18.9	n/m
Revenues and gains / (losses) from operations	8,710.5	9,056.6	(346.1)	(4)%	18,923.8	21,912.5	(2,988.8)	(14)%
Operating expenses:
Transaction expenses	8,485.8	8,629.9	(144.1)	(2)%	18,502.6	21,576.9	(3,074.4)	(14)%
Impairment of digital assets	181.3	127.5	53.9	42%	465.8	239.9	225.8	94%
Compensation and benefits	84.0	65.0	19.0	29%	167.5	121.9	45.6	37%
General and administrative	18.8	11.8	7.0	59%	33.3	85.7	(52.4)	(61)%
Depreciation and amortization	9.2	7.5	1.7	23%	15.0	20.1	(5.1)	(25)%
Technology	16.3	11.6	4.7	41%	31.0	21.5	9.5	44%
Professional fees	19.0	22.8	(3.8)	(17)%	30.0	43.6	(13.5)	(31)%
Notes interest expense	25.1	14.2	10.9	77%	42.7	28.3	14.4	51%
Total operating expenses	8,839.5	8,890.3	(50.8)	(1)%	19,287.9	22,138.0	(2,850.0)	(13)%
Other income / (expense):
Unrealized gain / (loss) on notes payable – derivative	—	(125.2)	125.2	n/m	—	(35.5)	35.5	n/m
Other income / (expense), net	0.7	0.9	(0.2)	(22)%	1.4	1.6	(0.2)	(13)%
Total other income / (expense)	0.7	(124.2)	125.0	n/m	1.4	(34.0)	35.4	n/m
Net income / (loss) before taxes	$(128.2)	$42.2	$(170.3)	(404)%	$(362.7)	$(259.4)	$(103.4)	(40)%
Income taxes expense / (benefit)	(42.9)	11.5	(54.3)	(472)%	(61.1)	5.4	(66.5)	(1,231)%
Net income / (loss)	$(85.3)	$30.7	$(116.0)	(378)%	$(301.6)	$(264.7)	$(36.9)	(14)%
Revenues and gains from operations
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Digital assets sales	$8,483.0	$8,565.0	$(81.9)	(1)%	$18,447.7	$21,414.5	$(2,966.9)	(14)%
Fees	18.1	17.0	1.1	6%	39.7	28.5	11.2	39%
Blockchain rewards	17.7	41.2	(23.4)	(57)%	45.3	112.3	(66.9)	(60)%
Proprietary mining	2.6	0.9	1.6	171%	3.3	12.2	(8.9)	(73)%
Blockchain rewards from non-customers(1)	0.7	5.2	(4.5)	(87)%	0.8	10.6	(9.8)	(92)%
Interest Income	29.4	32.2	(2.8)	(9)%	56.2	59.6	(3.4)	(6)%
Data center operator revenue	5.8	—	5.8	n/m	5.8	—	5.8	n/m
Total revenues	$8,557.3	$8,661.6	$(104.2)	(1)%	$18,598.8	$21,637.8	$(3,038.9)	(14)%
______________
(1)Includes blockchain rewards earned from decentralized finance protocols and third-party staking infrastructure.

Total revenues were $8.6 billion and $18.6 billion, a decrease of $0.1 billion and a decrease of $3.0 billion, or 1% and 14%, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The decrease for the three months ended June 30, 2026 was primarily driven by a $0.1 billion decrease in Digital assets sales. The decrease for the six months ended June 30, 2026, was driven by a $3.0 billion decrease in Digital assets sales. Galaxy recognizes revenue from transactions with customers, which include centralized trading platforms, and the corresponding Digital asset sales cost, on a gross basis because of its role as principal in sales and purchases of digital intangible assets. The significant volume of Galaxy’s digital intangible asset transactions results in significant Digital assets sales revenue with corresponding significant digital asset sales cost reflected in Transaction expenses. As a result, the magnitude of changes in Revenue on the Company’s statement of operations overshadow other parts of the business, but are predominantly offset by Transaction expenses in Net income / (loss).
Digital assets sales were $8.5 billion and $18.4 billion, a decrease of $0.1 billion and a decrease of $3.0 billion, or 1% and 14%, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The decrease for the three and six months ended June 30, 2026 was driven primarily by lower trading volumes and decreased digital asset prices. Digital assets sales associated with external customer facing trades are reflected in the Digital Assets segment.
Sales of bitcoin, ether and tether made up 87% and 84%, versus 91% and 85% of Digital assets sales for the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025, respectively. Approximately 48% of Digital asset sales revenue for the three months ended June 30, 2026 was comprised of the sale of bitcoin, compared to 60% of Digital assets sales revenue for the three months ended June 30, 2025. Approximately 9% of Digital asset sales revenue for the three months ended June 30, 2026 was comprised of the sale of ether, compared to 14% of Digital assets sales revenue for the three months ended June 30, 2025. Approximately 52% of Digital asset sales revenue for the six months ended June 30, 2026 was comprised of the sale of bitcoin, compared to 54% of Digital assets sales revenue for the six months ended June 30, 2025. Approximately 8% of Digital asset sales revenue for the six months ended June 30, 2026 was comprised of the sale of ether, compared to 13% of Digital assets sales revenue for the six months ended June 30, 2025.
Fee revenue was $18.1 million and $39.7 million, an increase of $1.1 million and an increase of $11.2 million, or 6% and 39%, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, the increase was primarily attributable to additional management service fees earned during the period.
Blockchain rewards from customers were $17.7 million and $45.3 million, a decrease of $23.4 million and $66.9 million, or 57% and 60%, for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively. These decreases were primarily attributable to a lower average price of digital assets during the 2026 periods. Galaxy retained up to 10% of the net portion of blockchain rewards earned on third party digital assets bonded to Galaxy validator nodes, including the Galaxy Digital Crypto Vol Fund (“CPO”), as of June 30, 2026. Blockchain rewards generated by the Digital Assets segment on Treasury and Corporate digital assets are eliminated on consolidation within the Treasury and Corporate segment. Blockchain rewards earned from non-customers are primarily generated from participation in various decentralized finance protocols. The yield generated from these activities is primarily driven by the value of the underlying digital asset at the time of receipt and the various incentives provided by the protocols to participants.
Proprietary mining was $2.6 million and $3.3 million, an increase of $1.6 million and a decrease of $8.9 million, or 171% and 73%, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase for the three months ended June 30, 2026 was primarily related to more favorable mining conditions in the period. The decrease for the six months ended June 30, 2026 was attributable to the cessation of proprietary mining at the Helios site at the end of the first quarter of 2025. The Company’s remaining mining activities are reflected within the Treasury and Corporate segment.
Interest income was $29.4 million and $56.2 million, a decrease of $2.8 million and a decrease of $3.4 million, or 9% and 6%, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. This decrease was primarily attributable to a reduction in average interest rate, partially offset by an increase in size of the loan book. The average loan book size for the three and six months ended June 30, 2026 was $1.4 billion compared to $1.1 billion and $991.3 million for the three and six months ended June 30, 2025. External lending revenue is reflected within the Digital Assets segment.
Data center operator revenue was $5.8 million for the three and six months ended June 30, 2026, attributable to pass-through operating costs related to the CoreWeave lease.

Gains / (losses) from operations

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Net gain / (loss) on digital assets	$237.3	$134.9	$102.4	76%	$516.3	$116.7	$399.6	342%
Net gain / (loss) on investments	$(114.5)	$195.4	$(309.9)	(159)%	$(327.1)	$62.2	$(389.3)	(626)%
Net gain / (loss) on derivatives trading	$11.6	$64.8	$(53.2)	(82)%	$116.9	$95.8	$21.1	22%
Net gain / (loss) from operations	$134.4	$395.1	$(260.7)	(66)%	$306.1	$274.7	$31.4	11%
Net gain / (loss) on digital assets was $237.3 million and $516.3 million for the three and six months ended June 30, 2026, respectively, compared to a Net gain / (loss) on digital assets of $134.9 million and $116.7 million for the three and six months ended June 30, 2025, respectively. The net gain on digital assets during the three months ended June 30, 2026 was primarily driven by net gains of approximately $95.5 million on ether including associated DeFi assets, net gains of approximately $57.5 million on HYPE, including associated DeFi assets as well as restricted tokens, and net gains of approximately $46.4 million on bitcoin including associated DeFi assets. The net gain on digital assets during the six months ended June 30, 2026 was primarily driven by net gains of approximately $193.5 million on bitcoin, including associated DeFi assets, net gains of approximately $87.0 million on HYPE, including associated DeFi assets, and net gains of approximately $70.9 million on ether, including associated DeFi assets. Galaxy transacts significantly in and holds net long positions predominantly in bitcoin, which decreased in value by 14% and 33% in the three and six months ended June 30, 2026, and in ether, which decreased in value by 25% and 47% in the three and six months ended June 30, 2026, respectively. The net gain or loss on digital assets not measured at fair value depends on the difference in value of the underlying digital asset between the time of recognition and derecognition. Net gain / (loss) on digital assets is reflected in both the Digital Assets and Treasury and Corporate segments depending on the underlying activity.
The primary drivers for the net gains and losses on digital assets were as follows:

	Three months ended June 30,				Six Months Ended June 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Net gain/(loss) on digital intangible assets measured at fair value	$117.7	$(35.5)	$153.1	(431.3)%	$163.0	$(152.0)	$315.0	207.2%
Net gain/(loss) on digital intangible assets not measured at fair value (1)	116.9	189.2	(72.3)	(38.2)%	346.6	269.7	76.9	28.5%
Net gain/(loss) on digital financial assets measured at fair value(2)	2.8	(18.8)	21.6	(114.9)%	6.7	(1.0)	7.7	770.0%
Net gain/(loss) on digital assets	$237.3	$134.9	$102.4	75.9%	$516.3	$116.7	$399.6	342.4%
_______________
(1)Includes gain on derecognition of impaired digital assets.
(2)Includes gains and losses on tokenized financial assets such as U.S. Treasuries as well as tokenized variable debt tokens.
Net loss on investments was $114.5 million and $327.1 million for the three and six months ended June 30, 2026, respectively, compared to a Net gain on investments of $195.4 million and $62.2 million for the three and six months ended June 30, 2025, respectively. The net loss for the three months ended June 30, 2026 was primarily attributable to net unrealized losses on Bitcoin ETFs and private investments. The net loss for the six months ended June 30, 2026 was primarily attributable to net unrealized losses on Bitcoin ETFs, private investments and Galaxy sponsored investment funds. The net gain for the three months ended June 30, 2025 was primarily attributable to net unrealized gains on bitcoin ETFs, Ripple Labs, Inc. and Mt. Gox Investment Fund LP as well as realized gains on bitcoin ETFs, FTX bankruptcy claim residuals, and the sponsored Galaxy Digital Crypto Vol Fund. The net gain for the six months ended June 30, 2025 was primarily attributable to unrealized gains on Ripple Labs, Inc., the Galaxy sponsored investment funds, and Candy Digital as well as realized gains on bitcoin ETFs, Xapo and the sponsored Galaxy Digital Crypto Vol Fund.
Net gain on derivatives trading was $11.6 million and $116.9 million, a decrease of $53.2 million and an increase of $21.1 million, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively. Derivatives trading gains include proprietary trading and hedging activities. The decrease for the three months ended June 30, 2026 was primarily attributable to a $72.1 million increase in realized and unrealized losses on settled and unsettled digital asset derivatives, partially offset by a $42.4 million increase in realized and unrealized gains on settled and unsettled equity securities derivatives. The increase for the six months ended June 30, 2026 was primarily attributable to a $59.4 million increase in realized and unrealized gains on settled and unsettled equity securities derivatives, partially offset by $26.0 million and $20.7 million increases in realized and unrealized losses on settled and unsettled foreign currency and interest rate derivatives, respectively. Net gain / (loss) on derivatives is reflected in both the Digital Assets and Treasury and Corporate segments dependent on the underlying activity.
Net derivative gain represents gains / (losses) from settled derivative trades and gains / (losses) on open derivatives. It was driven by the following free-standing derivatives:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(in thousands)	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading
Digital assets(1)	$(18,698)	$3,383	$(15,315)	$(77,145)	$149,553	$72,408
Foreign currencies	(1,934)	(3,242)	(5,176)	(4,546)	2,963	(1,583)
Interest rates	7,141	(2,953)	4,188	(657)	(16,989)	(17,646)
Equity securities	275	28,066	28,341	13,604	51,507	65,111
Commodities	(535)	62	(473)	(2,415)	1,046	(1,369)
Total	$(13,751)	$25,316	$11,565	$(71,159)	$188,080	$116,921
________________
(1)Galaxy actively hedged its exposure to restricted digital assets and digital asset receivables, which contributed $(2.4) million and $37.1 million to Net derivative gain (loss) in the three and six months ended June 30, 2026.

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

Data Center Revenue
Data center lease revenue was $18.9 million for the three and six months ended June 30, 2026, attributable to the commencement of the CoreWeave Phase I lease agreement.

Operating expenses
Transaction expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Digital assets sales costs	$8,439.5	$8,546.8	$(107.3)	(1)%	$18,410.9	$21,385.9	$(2,975.0)	(14)%
Blockchain reward distributions	13.1	33.4	(20.3)	(61)%	32.6	89.8	(57.2)	(64)%
Borrowing costs	18.8	41.7	(22.9)	(55)%	36.3	75.5	(39.3)	(52)%
Mining costs	2.6	0.7	1.9	271%	3.4	6.3	(2.9)	(46)%
Other transaction expenses	5.9	7.3	(1.4)	(19)%	13.6	19.4	(5.9)	(30)%
Data center operator cost	5.8	—	5.8	n/m	5.8	—	5.8	n/m
Transaction expenses	$8,485.8	$8,629.9	$(144.2)	(2)%	$18,502.6	$21,576.9	$(3,074.5)	(14)%
Digital assets sales costs were $8.4 billion and $18.4 billion, a decrease of $0.1 billion and a decrease of $3.0 billion, or 1% and 14%, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. This was primarily driven by lower trading volumes and decreased digital asset prices compared to the three and six months ended June 30, 2025. Digital assets sales costs must be analyzed in conjunction with Impairment of digital assets and Net gain/(loss) on digital assets. As a percentage of Digital assets sales and Net gain/(loss) on digital assets, Digital assets sales costs and Impairment of digital assets collectively were approximately 100% for each of the three and six months ended June 30, 2026 and 2025. Digital assets sales cost associated with external customer facing trades are reflected in the Digital Assets segment.
Blockchain reward distributions were $13.1 million and $32.6 million, a decrease of $20.3 million and a decrease of $57.2 million, or 61% and 64%, respectively, for the three and six months ended June 30, 2026 compared to $33.4 million and $89.8 million for the three and six months ended June 30, 2025, respectively. Galaxy launched validators in 2023 (reflected within the Digital Assets segment) to which third party and proprietary digital assets may be bonded on PoS networks to generate blockchain rewards. Blockchain reward distributions represent the staking rewards earned on third party assets staked on Galaxy validators which are passed on to the third parties, net of the fees which Galaxy charges. Blockchain rewards and the associated Blockchain reward distributions both decreased in the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, driven by lower average digital asset prices. Galaxy retained up to 10% of the net portion of blockchain rewards earned on third party digital assets bonded to Galaxy validator nodes, including the CPO, as of June 30, 2026. Blockchain reward distributions generated by the Digital Assets segment on Treasury and Corporate digital assets are eliminated on consolidation within the Treasury and Corporate segment.
Borrowing costs were $18.8 million and $36.3 million, a decrease of $22.9 million and $39.3 million, or 55% and 52%, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to lower average borrowing volumes. The decline in borrowing volumes reflects broader de-leveraging across the digital asset lending market.
Mining costs were $2.6 million and $3.4 million, an increase of $1.9 million and a decrease of $2.9 million, or 271% and 46%, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase for the three months ended June 30, 2026 is primarily due to increased power utility cost. The decrease for the six months ended June 30, 2026 is primarily related to the cessation of proprietary mining at the Helios site at the end of the first quarter of 2025.
Other transaction expenses were $5.9 million and $13.6 million, a decrease of $1.4 million and a decrease of $5.9 million, or 19% and 30%, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. Other transaction expenses include exchange, custodial and trading fees.
Data center operator cost of $5.8 million for the three and six months ended June 30, 2026 was attributable to pass-through operating costs related to the CoreWeave lease.

Impairment of digital assets was $181.3 million and $465.8 million, an increase of $53.9 million and an increase of $225.8 million, or 42% and 94%, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. This increase was primarily attributable to lower digital asset prices during the period as well as the mix of digital intangible assets with which the Company transacted; specifically higher exposure to digital assets which convey enforceable rights to Galaxy over the underlying assets, such as digital assets from many decentralized finance protocols and wrapped tokens, during the three and six months ended June 30, 2026, as compared to the same period last year, resulted in higher impairment as the associated assets typically do not qualify for fair value treatment under ASU 2023-08. Impairment of digital assets includes expense associated with digital intangible assets held at lower of cost or market that were sold during the period and those digital intangible assets still held by Galaxy at the end of the period.
Compensation and benefits were $84.0 million and $167.5 million, an increase of $19.0 million and an increase of $45.6 million, or 29% and 37%, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase for the three months ended June 30, 2026 was due to an increase in headcount.
General and administrative expenses were $18.8 million and $33.3 million, an increase of $7.0 million and a decrease of $52.4 million, or 59% and 61%, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase for the three months ended June 30, 2026 was primarily driven by increased expenses associated with our infrastructure build out. The decrease for the six months ended June 30, 2026 was primarily driven by the absence of the $49.2 million impairment of proprietary mining equipment and infrastructure recorded in the first quarter of 2025.
Depreciation and amortization expenses were $9.2 million and $15.0 million, an increase of $1.7 million and decrease of $5.1 million, or 23% and 25%, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase for three months ended June 30, 2026 was primarily driven by Data Center assets placed in service in the period. The decrease for six months ended June 30, 2026 was primarily driven by the lower cost basis of assets currently in use compared to 2025 as well as the write-off of certain mining assets in 2025.
Net Income/(Loss)
Galaxy generated Net losses of $85.3 million and $301.6 million for the three and six months ended June 30, 2026 compared to Net income of $30.7 million and Net loss of $264.7 million for the three and six months ended June 30, 2025. The primary drivers of Net loss for the three and six months ended June 30, 2026 were losses in investments and digital assets held in our Treasury and Corporate segment. Galaxy transacts significantly in bitcoin which decreased in value by 14% and 33% during the three and six months ended June 30, 2026, and ether which decreased in value by 25% and 47% during the three and six months ended June 30, 2026. The primary drivers of Net income for the three months ended June 30, 2025 were net income on our investment and digital assets portfolios, partially offset by operating expenses and the fluctuation of the value of the embedded derivative on the Exchangeable Notes (which ceased to exist upon the May 13th, 2025 reorganization). The primary drivers of Net loss for the six months ended June 30, 2025 were impairment of our mining equipment in the first quarter and operating expenses.

The following table represents select financial data and a discussion of significant changes for the past eight quarters:

(in millions)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Net gain / (loss) on digital assets	$237.3	$279.0	$171.9	$453.8	$134.9	$(18.2)	$198.2	$112.0
Net gain / (loss) on investments	$(114.5)	$(212.6)	$(482.5)	$297.8	$195.4	$(133.2)	$284.0	$13.3

Quarter over quarter fluctuation
Bitcoin	(14)%	(22)%	(23)%	6%	30%	(12)%	48%	1%
Ether	(25)%	(29)%	(28)%	67%	36%	(45)%	28%	(24)%
Cryptocurrency market capitalization	(13)%	(20)%	(24)%	16%	24%	(18)%	51%	(4)%

Bitcoin price(1)	$58,559	$68,233	$87,509	$114,056	$107,144	$82,549	$93,429	$63,329
Ether price(1)	$1,570	$2,105	$2,967	$4,146	$2,486	$1,823	$3,333	$2,603
Cryptocurrency market capitalization(2)	$2,120,863	$2,425,658	$3,047,610	$3,993,636	$3,429,992	$2,766,428	$3,393,595	$2,250,803
(1)Represents coinmarketcap.com quoted price as of 23:59 UTC for bitcoin and ether. Presented in whole dollars.
(2)Represents market capitalization data from coinmarketcap.com for periods through September 30, 2024 and from coingecko.com for the periods through June 30, 2026.
Net gain / (loss) on digital assets and investments have historically been correlated with fluctuations in the prices of bitcoin and ether as demonstrated in the table above. As Galaxy’s operating businesses in the Digital Assets and Data Center segments mature, digital asset prices are anticipated to have a proportionally less significant impact on Net income in the future.
Components of Financial Position
The following represents selected financial data and a discussion of significant changes.

	As of
(in millions)	June 30, 2026	December 31, 2025	Change	% Change
Digital intangible assets(1)	$2,461.8	$3,553.0	$(1,091.2)	(31)%
Digital financial assets	1,055.7	988.6	67.1	7%
Digital assets loans receivable	786.7	1,078.9	(292.2)	(27)%
Assets posted as collateral — digital assets	163.2	200.1	(36.9)	(18)%
Digital assets receivable(1)	6.4	8.5	(2.1)	(25)%
Digital assets subtotal	4,473.8	5,829.1	$(1,355.3)	(23)%

Digital assets borrowed(1)	1,514.5	2,417.3	(902.8)	(37)%
Collateral payable — digital assets	1,814.7	1,960.9	(146.2)	(7)%
Digital asset liabilities subtotal	3,329.2	4,378.2	$(1,049.0)	(24)%

Investments(1)	1,542.1	1,732.3	(190.2)	(11)%
Property and equipment	2,218.2	1,423.1	795.1	56%

Total assets	$10,844.0	$11,348.1	$(504.1)	(4)%
Total liabilities	$8,123.9	$8,313.3	$(189.4)	(2)%
(1) Includes current and non-current portion.

As of June 30, 2026, our digital assets balance was $4.5 billion, a decrease of $1.4 billion from December 31, 2025. This decrease was primarily driven by a decrease in digital asset prices. These same drivers also drove the decrease of $1.0 billion in our digital assets liabilities balance which totaled $3.3 billion as of June 30, 2026. The Company’s largest digital asset holding as of both June 30, 2026 and December 31, 2025 was bitcoin. During the six months ended June 30, 2026, the price of bitcoin decreased by 33%.
Investments decreased $190.2 million during the six months to $1.5 billion as of June 30, 2026. This decrease was primarily due to a decrease in fair value of private investments as well as bitcoin ETF investments. As of June 30, 2026, Galaxy’s largest investments were bitcoin spot ETF investments of $441.2 million and limited partner interests in Galaxy-sponsored funds totaling $271.1 million. As of December 31, 2025, Galaxy’s largest investments were bitcoin and ether spot ETF investments of $535.8 million and limited partner interests in Galaxy-sponsored funds of $259.3 million.
Property and equipment increased $795.1 million during the six months to $2.2 billion as of June 30, 2026. The increase was primarily due to investment in AI/HPC infrastructure to build out our data center hosting facility at Helios in West Texas. We capitalize costs, including direct labor and materials, associated with the development and construction of our AI/HPC data center infrastructure while the assets are being prepared for their intended use.
Total assets decreased by $504.1 million during the six months to $10.8 billion as of June 30, 2026, primarily due to the $1.4 billion decrease in digital assets balances partially offset by the $795.1 million increase in Property and equipment described above.
Total liabilities decreased by $189.4 million during the six months to $8.1 billion as of June 30, 2026, primarily due to the $902.8 million and $146.2 million decrease in digital assets borrowed and digital asset collateral payable, respectively, partially offset by an increase in notes payable and loans payable.
Liquidity and Capital Resources
We finance our operations primarily through our operating results, net proceeds from the sale of exchangeable senior notes, investments from our private investors, and net proceeds from offerings of equity and debt securities.
In addition, in May 2026, we entered into a Sales Agreement with Jefferies LLC, BNY Mellon Capital Markets, LLC and UBS Securities LLC, as sales agents, establishing an “at-the-market” equity offering program (the “ATM Program”). The ATM Program provides for the sale of shares of our Class A common stock having an aggregate offering price of up to $500.0 million. Any sales under the ATM Program will be dilutive to existing stockholders and could adversely affect the price of our Class A common stock. From the inception of the ATM Program in May 2026 through June 30, 2026, we did not make any sales under the ATM Program.
We held $895.7 million in cash and cash equivalents as of June 30, 2026, a decrease of $350.5 million, or 28%, as compared to December 31, 2025. The following table provides a breakdown of the Company’s cash and cash equivalents balances by location:

(in millions)	June 30, 2026	December 31, 2025
Digital asset trading platforms	53.6	77.5
Other financial institutions(1)	842.2	1,168.7
Total	$895.7	$1,246.2
__________________
(1)Includes banks, other trading platforms, and broker-dealers
Working capital (current assets less current liabilities) was $2.4 billion and Total equity was $2.7 billion as of June 30, 2026, compared to working capital of $3.2 billion and Total equity of $3.0 billion as of December 31, 2025. As of June 30, 2026 and December 31, 2025, we held total gross digital intangible and financial assets with a carrying value of $3.5 billion and $4.5 billion, respectively.
On October 30, 2025, Galaxy issued $1.3 billion (including $150 million issued upon the exercise in full of the initial purchasers’ option to purchase additional 2031 Exchangeable Notes) of 0.50% Exchangeable Senior Notes due 2031. From time to time and subject to the terms of the indenture governing the 2031 Exchangeable Notes, the 2031 Exchangeable Notes are exchangeable for shares of Class A common stock. We are utilizing the net proceeds from the offering to support the build-out of high-performance computing infrastructure at our Helios data center in West Texas and for general corporate purposes. See Note 16 of the Company’s condensed consolidated interim financial statements included elsewhere in this Quarterly Report for additional information on the 2031 Exchangeable Notes.

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
On August 15, 2025, Galaxy Helios I LLC (“Galaxy Helios I”) entered into the Credit Agreement with Deutsche Bank AG providing for a senior secured term loan facility in an aggregate principal amount of up to $1.4 billion. The intended use for this facility is to finance the construction and development of a data center project in Dickens County, Texas and related costs. As of June 30, 2026, the outstanding amount drawn under the Credit Agreement was $1.3 billion, which is recognized within Notes payable in the Company’s condensed consolidated interim statements of financial position. See Note 16 of the Company’s condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Credit Agreement.
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
In November 2024, Galaxy issued $402.5 million of 2.500% Exchangeable Senior Notes due 2029. From time to time and subject to the terms of the indenture governing the 2029 Exchangeable Notes, the 2029 Exchangeable Notes are exchangeable for shares of Class A common stock. We are utilizing the net proceeds from the offering to support the build-out of high-performance computing infrastructure at our Helios data center in West Texas and for general corporate purposes. See Note 16 of the Company’s condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the 2029 Exchangeable Notes.
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
The $314.7 million decrease in Total equity during the six months ended June 30, 2026 was primarily due to Net loss during the period of $301.6 million as well as repurchases of outstanding Class A common stock.

(in thousands)	June 30, 2026	December 31, 2025
Total assets	$10,843,981	$11,348,081
Total liabilities	8,123,873	8,313,304
Total equity	2,720,108	3,034,777
We may be required to return borrowed digital assets or counterparty collateral held to secure our loans receivable. As of June 30, 2026 and through the date of this filing, we have not experienced any difficulties meeting counterparty requests to return loans or collateral.
To meet our estimated capital expenditure requirements related to the conversion of the existing bitcoin mining infrastructure at our Helios campus to AI/HPC data center infrastructure, we will need to obtain additional debt, equity and/or equity-linked financing. For example, in July 2026, Galaxy Helios II issued $3.507 billion aggregate principal amount of 9.875% Senior Secured Notes due 2031. The final terms and availability of any such financing will depend on various factors, including market conditions at the time. Beyond the Helios campus conversion, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to support working capital requirements for at least the next 12 months. We expect these sources will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, to general economic, financial, competitive, regulatory, and other factors that are beyond our control. See “Item 1A. Risk Factors—Risks Related to Our Operations—Our expansion into the AI/HPC data center business has required, and will continue to require, substantial additional capital. We may be unable to obtain additional financing for this or for other areas of business development on acceptable terms or at all” in this Quarterly Report on Form 10-Q. In the event there is insufficient working capital to support the growth of the business, we may sell digital assets to generate cash to meet obligations as they come due, or may exit all or a portion of an investment if an exit price is advantageous to us. We may also seek additional sources of financing in the future, including but not limited to, issuing equity, convertible notes or a debt facility.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Net cash provided by (used in) operating activities	288,645	329,289
Net cash provided by (used in) investing activities	(1,213,063)	(342,577)
Net cash provided by (used in) financing activities	573,922	242,516
Six Months Ended June 30, 2026
Cash and cash equivalents for the six months ended June 30, 2026 decreased from $1.2 billion to $895.7 million. The Company utilized $1,213.1 million for its investing activities, which was primarily due to purchases of property, equipment and intangible assets of $736.7 million. Net cash provided by financing activities was $573.9 million primarily due to $339.2 million of proceeds from Notes payable, net of issuance costs as well as $233.8 million net cash from margin loans payable, partially offset by $90.8 million of cash used in connection with repurchases of Class A common stock and settlement of equity awards. Operating activities provided an additional $288.6 million.
Six Months Ended June 30, 2025
Cash and cash equivalents during the six months ended June 30, 2025 increased from $462.1 million to $691.3 million. The Company utilized $342.6 million from its investing activities, which was primarily due to purchases of investments of $1.3 billion and purchases of property, equipment and intangible assets of $396.5 million partially offset by proceeds and distributions from investments of $1.4 billion. Net cash provided by financing activities was $242.5 million primarily due to $477.0 million, net of costs, from share issuances partially offset by $160.1 million net cash returned related to margin loans payable. Operating activities provided an additional $329.3 million.
Off-Balance Sheet Arrangements
As of June 30, 2026 and December 31, 2025, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial position.

Contractual Obligations and Commitments
The following table presents a summary of our contractual obligations as of June 30, 2026:

(in thousands)		Payments Due by Period
Contractual Obligations and Commitments	Footnote Reference(3)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Loans and collateral payable(1)	5, 6, 11, 16	$3,734,250	$3,706,690	$27,560	$—	$—
Lease obligations	13	22,802	3,854	17,112	1,836	—
Notes payable	16, 24	3,415,757	445,000	1,268,257	402,500	$1,300,000
Data center commitments	15	1,489,233	1,489,233		—	—
Legal settlement	15	120,000	60,000	60,000	—	—
Other obligations(2)	8, 15	125,603	81,980	43,623	—	—
Total Contractual Obligations and Commitments		$8,907,645	$5,786,757	$1,416,552	$404,336	$1,300,000
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
(3)The numbers within this column refer to the applicable footnote to reference for further information within the condensed consolidated interim financial statements included in this Quarterly Report.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated interim financial statements are prepared in accordance with GAAP. In preparing the condensed consolidated interim financial statements, we apply accounting policies and make estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the condensed consolidated interim financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
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

Management’s estimate of the effect of digital asset price risk on our Treasury and Corporate digital asset portfolio due to a +/- 20% change in the market prices of digital assets, with all other variables held constant, was +/- $106.8 million and $184.0 million as of June 30, 2026 and December 31, 2025, respectively.
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
Management’s estimate of the effect of equity price risk on investments due to a +/- 20% change in the market prices of our investments and investments sold short, with all other variables held constant, was +/- $296.4 million and $334.5 million as of June 30, 2026 and December 31, 2025, respectively.
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

Below is a list of digital asset trading platforms, including their location and type of collateral posted, where Galaxy posted more than a de minimis amount of risk margin as of June 30, 2026:

Entity	Entity Type	Entity Domicile	Collateral Type
Coinbase	Digital asset trading platform	United States	Digital assets
Binance	Digital asset trading platform	Cayman Islands	Digital assets
Maple	Digital asset trading platform	Australia	Digital assets
Protocol Pool	Digital asset trading platform	United States	Digital assets
As of June 30, 2026, the total amount of digital assets on the digital asset trading platforms listed above was $1.4 billion, of which $430.8 million was held at Coinbase, $346.1 million was held at Binance, $309.9 million was held at Maple, and $309.2 million was held at Protocol Pool.
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
While we transact with counterparties or platforms that we believe to be creditworthy, a counterparty may default and we may sustain a material loss on a transaction as a result.
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

Our management, with the participation and supervision of our CEO (our principal executive officer) and our CFO (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
For a description of our legal proceedings, see Note 15, Commitments and Contingencies, to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
See “Item 1A. Risk Factors—Risks Related to Our Operations—We or our subsidiaries and affiliates are and may continue to be subject to substantial litigation, including individual and class action lawsuits, and regulatory risks” for additional information about the risks related to the LUNA matters.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated interim financial statements and related notes. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories. The market price of our Class A common stock could decline, and you could lose part or all of your investment due to any of these risks. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. See the section titled “Special Note Regarding Forward-Looking Statements.”
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
From time to time, we may also launch new lines of business, offer new products and services within existing lines of business (such as our expansion into liquid staking) or undertake other strategic projects. For example, we recently converted the infrastructure at our Helios mining campus to AI/HPC data center infrastructure and operations. While we have experience in providing computing power, we have no prior experience in developing, retrofitting and offering AI/HPC data centers, and there can be no assurance that these or any other modifications to our business model and strategy will be successful or will not result in harm to our business. See “—Risks Related to Our Operations—Our strategy to expand into the AI/HPC data center business has resulted and may continue to result in adverse consequences to our business, financial condition and results of operations, including impairment charges recognized in connection with the conversion of our Helios mining infrastructure and negative Adjusted EBITDA in recent periods” for more information on the risks relating to our transition to the AI/HPC business.
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

Some of our leading sources of revenue are dependent on digital assets and the broader cryptoeconomy. Our operating results have and will continue to significantly fluctuate quarter-to-quarter due to a variety of factors. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

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
•our ability to compete with our competitors; and
•general economic conditions in either domestic or international markets, including the impact of pandemics and/or global conflict, global economic slowdowns, domestic and foreign regulatory uncertainty, changes in trade policies, including the imposition of tariffs, trade controls and other trade barriers, actual or perceived global banking and finance related issues, increased risk of inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential or actual government shutdowns related thereto, interest rate volatility, and potential global recession.
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
Any declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets generally may adversely affect our operating results. We have significant investments in digital assets. As of June 30, 2026, we held digital intangible assets of $2.5 billion, digital financial assets of $1,055.7 million, and bitcoin spot ETF investments of $441.2 million. Our operating results will be impacted by the revenues and profits we generate from the purchase, sale, and trading of digital assets and financial contracts linked to digital assets. The price of digital assets and associated demand for buying, selling, and trading of digital assets have historically been subject to significant volatility. For instance, after reaching then-record highs in December 2021, the value of the total crypto market cap declined by approximately 64% in the twelve months ended December 31, 2022. The collapse of several companies in the digital asset industry such as Celsius, Voyager and FTX impacted digital assets prices in 2022 and the majority of 2023. Despite reaching an all-time high during 2025, digital asset prices ended the year with a lower fair value than 2024. This volatility and price movement contributed to our financial performance for 2025. The price and trading volume of any digital asset is subject to significant uncertainty and volatility, and may significantly decline in the future, without recovery. Such uncertainty and volatility depend on a number of factors, including:
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
A determination that a digital asset in which we transact or facilitate transactions in is a “security,” or that a product or service we provide or an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, or have adverse regulatory consequences for us, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock.

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
The conversion of our Helios campus or any future campus to AI/HPC data center development and operations has been, and will continue to be, capital-intensive projects. Furthermore, continued development in other areas of our business and into our other product lines may require additional financing. Delays in development, cost overruns, inflation, commodity price volatility, supply chain disruptions or other unforeseen circumstances could also increase our capital requirements beyond our current expectations. The failure to raise or procure such additional funds when needed or the failure to achieve or maintain positive cash flow could result in the delay or indefinite postponement of our AI/HPC data center development or our other business objectives. We may require outside financing to fund our operations in certain periods until positive cash flow is achieved. There can be no assurance that additional capital or other types of financing will be available if needed or on terms acceptable to us. If additional funds are raised by offering equity securities or equity-linked securities, existing stockholders could suffer significant dilution.
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
Our strategy to expand into the AI/HPC data center business has resulted and may continue to result in adverse consequences to our business, financial condition and results of operations, including impairment charges recognized in connection with the conversion of our Helios mining infrastructure and negative Adjusted EBITDA in recent periods.
We do not have experience in developing and offering AI/HPC data center infrastructure. We may experience difficulties and/or construction delays related to the infrastructure development and modification of AI/HPC campuses, including the Helios campus, due to factors beyond our control. For example, there may be difficulties related to, or construction delays caused by: integrating new equipment into our existing infrastructure; constraints on our ability to connect to or procure the expected electricity supply capacity at the campus, including delays in utility interconnection, transformer production, substation equipment availability or required utility upgrades; supply chain or construction disruption (including as a result of labor shortages, wage inflation, labor disputes, strikes or work stoppages, severe weather, tariffs or otherwise); failure of contractors or subcontractors to perform on a timely basis or at all, or other misconduct on the part of contractors or subcontractors; defects in design, construction or installed equipment; inability to procure the necessary equipment, including specialized and long-lead items such as generators, transformers, switchgear, cooling systems, substations and related electrical infrastructure, on commercially acceptable terms or at all; diversion of management resources; insufficient funding or other resource constraints; or actual costs for development exceeding our planned budget. Further, GDH LP has provided a completion guarantee of the construction of two of our data center buildings on the Helios campus, however, there can be no assurance that there will be sufficient funds to meet its obligations under such guarantee if we are unable to complete construction of the data centers within our current anticipated cost estimates.
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
Our focus on developing the Helios campus and any other future campuses to offer AI/HPC data center infrastructure may also disrupt our business by diverting our resources and requiring significant management attention that would otherwise be available for utilization within, and development of, our existing businesses. We have also experienced financial impacts, including impairment charges recognized in connection with the conversion of our Helios mining infrastructure and negative Adjusted EBITDA in recent periods.
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
Any problems accessing electricity sources, increased costs to procure power or delays in or failure to obtain power approvals may result in adverse consequences to our business, financial condition and results of operations.
Our AI/HPC data center operations are expected to consume significant amounts of electricity and are dependent on our ability to maintain reliable and economical sources of power. Our inability to secure sufficient power or any power outages, shortages, supply chain issues, capacity constraints, delays or other obstacles in approvals or significant increases in the cost of securing power could have an adverse effect on our business, operating results, financial condition, and future prospects. Specifically, our Helios campus could be, from time to time, affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids more generally, and planned power outages by public utilities, could harm customers of our Data Center operating business segment, as well as our business, operating results, financial condition, and future prospects.
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
In addition, we currently require, or may in the future require, approval from ERCOT for the use of additional power at certain of our existing data center sites or new power as a result of our expansion to new sites. Specifically, in August 2026, the Governor of Texas directed the Public Utility Commission of Texas (“PUCT”) and ERCOT to conduct a comprehensive verification and audit of all data centers advancing through ERCOT’s interconnection process, and PUCT and ERCOT must complete this audit before any data center project moves forward.This review may impact the power approval timelines for certain of our data center sites. Further, if we are unable to obtain the necessary approvals, or we experience significant delays obtaining such approvals, this could result in adverse consequences to our business, financial condition and results of operations.
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
The industries and markets in which we compete are evolving and highly competitive, with multiple participants competing for the same customers. Our competition comes from traditional financial services providers, financial technology companies, asset management firms, consumer financial service providers and technology platforms and providers of crypto-based services, as well as traditional data center operators expanding into HPC, existing AI/HPC data center operators, cloud infrastructure providers, and former crypto mining operators pivoting to meet the needs of AI workloads.
Some of our competitors have longer operating histories and greater capital resources than we have and may offer a wider range of products and services. Some of our competitors, particularly new and emerging technology companies and those located outside the United States, are not subject to the same regulatory requirements or scrutiny we are subject to, which could allow them to innovate more quickly or take more risks, placing us at a competitive disadvantage. In addition, some of our competitors might also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can, especially larger competitors that might benefit from more diversified product and customer bases.
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
Further, a number of digital asset trading platforms, including certain digital asset trading platforms with which we engage, do not obtain or perform comprehensive Services Organization Controls (“SOC”) 1 (assessing whether transactions are properly secured and segregated, and that the information provided to traders and investors is complete, accurate and timely) and SOC 2 (assessing the design and implementation of a platform’s security, availability, and confidentiality controls) evaluations of their systems on a regular basis, if at all. If digital asset trading platforms do not perform SOC evaluations, we may be unable to confirm that such platforms’ financial reporting is accurate or whether it has taken proper steps to secure its information technology infrastructure against internal and external threats, which could expose us to additional risks that may have been identified and remediated had such platforms obtained or performed SOC evaluation. Engaging with such digital asset trading platforms and decentralized finance protocols could materially impact our reputation and the actual or perceived security of our investments. As of June 30, 2026, we held approximately $2.3 billion in digital assets at digital asset trading platforms and decentralized finance protocols or custodians that do not have SOC reporting available. In addition, over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances or were made whole in dollar terms that did not enable customers to benefit from the market value growth of the original digital asset balances. For example, in November 2022, FTX—which was at the time one of the world’s largest and most popular digital asset trading platforms—became insolvent, and it was revealed that the platform had been misusing customer assets. While smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action.
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
We are and may in the future be party to lawsuits and legal proceedings (see Note 15 Commitments and Contingencies to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q). These matters are often expensive and disruptive to normal business operations.We have faced, currently face, and may from time to time face allegations, lawsuits, regulatory inquiries, actions, requests, audits or investigations including with regards to contractual disputes with our business partners and other service providers, disputes with our clients and customers, disputes with our employees, agents or affiliates and data privacy, data security, or intellectual property infringement disputes. As an enterprise whose material business lines include financial services, we or our subsidiaries and affiliates, depend to a significant extent on our relationships with our clients and counterparties and our reputation for integrity and high-caliber professional services. As a result, if a client is not satisfied with our services, a counterparty has a dispute or if there are allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, or if there is negative publicity and press speculation about us, whether or not valid, our reputation may be harmed and may be more damaging to our businesses than to businesses in other non-financial industries.
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
In addition, on March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve certain civil claims relating to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. Under the terms of the settlement, Galaxy (i) accrued a legal provision of $113.8 million as of June 30, 2026 (the undiscounted amount of which is $120 million, payable on a pre-determined schedule over the course of four years) and (ii) has agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
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
Claims asserted against us may not be resolved in our favor. Unfavorable rulings in our legal proceedings could result in material liability to us or have a negative impact on our reputation or relations with our employees or third parties. Furthermore, the outcome of litigation is inherently uncertain and is difficult to assess or quantify. If we are unable to resolve these or other matters favorably, our business, operating results, and our financial condition may be adversely affected.
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
On August 15, 2025, Galaxy Helios I, a wholly owned subsidiary of GDH LP, entered into a credit agreement and related transaction documents (together, the “Credit Agreement Transaction Documents”) with Deutsche Bank AG. In addition, on July 28, 2026, Galaxy Data Centers, a wholly owned subsidiary of GDH LP, issued $3.507 billion aggregate principal amount of 9.875% senior secured notes due 2031 (the “Senior Secured Notes” and, together with the Credit Agreement Transaction Documents, the “Project Financing Documents”). Subject to customary exceptions, the Project Financing Documents contain certain limitations on the ability of Galaxy Helios I and Galaxy Data Centers to engage in certain activities, including, but not limited to, incurring indebtedness and liens, consummating certain asset sales, making certain investments, entering into affiliate transactions and undergoing fundamental changes. The Credit Agreement Transaction Documents also contain a financial maintenance covenant, requiring Galaxy Helios I to maintain a minimum debt service coverage ratio of 1.40 beginning with the first full quarter after Stabilization (as defined in the Credit Agreement) and a maximum loan-to-cost ratio of 80% on the closing date and each fiscal quarter thereafter until Stabilization. GDH LP is required to maintain tangible net worth of at least the Loan Amount tested on a quarterly basis and to maintain liquidity of at least 10% of the aggregate outstanding Loan Amount at all times (reduced to 5% upon satisfaction of certain conditions).
The Project Financing Documents contain customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of certain representations and warranties, cross defaults to certain indebtedness, certain events of bankruptcy and insolvency, certain judgments, change of control, certain ERISA events, the termination of certain contracts, the misuse of funds and the invalidity of the Credit Agreement Transaction Documents.
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
We may also enter into other derivatives, such as perpetual futures contracts on digital assets. These too are highly specialized activities that may pose material market and credit risks to us and are subject to ongoing developments in regulation. For example, on May 29, 2026, the CFTC approved the listing of the first CFTC-regulated perpetual futures contract referencing spot bitcoin on a designated contract market and issued a related policy statement confirming its view that a case‑by‑case review process under CFTC Rule 40.3 is appropriate for such contracts. That same day, the CFTC also issued a staff advisory outlining operational expectations for market participants engaged in 24/7 trading, clearing, and settlement across derivatives asset classes. Together, these developments may expand the regulated markets in which our

Digital Assets segment participates and introduce new operational and compliance expectations for market participants engaged in continuous trading, clearing, and settlement of digital asset derivatives.
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
There are also volatility risks related to stablecoins, which are designed to have a relatively stable price relative to an underlying physical asset, most commonly a fiat currency, such as U.S. dollars, or an exchange-traded commodity. We regularly transact in and hold stablecoins; as of June 30, 2026, USDC and USDT were the only stablecoins that we held in material amounts. Although the GENIUS Act, signed into law in July 2025, established the first federal regulatory framework for payment stablecoins in the United States, implementing rules and supervisory expectations from the federal banking agencies, the U.S. Treasury and state regulators are still being developed, and significant uncertainty remains regarding how those requirements (including reserve composition, redemption, disclosure, anti-money laundering, and permissible-issuer requirements) will apply to issuers and to market participants like us that custody, transact in, settle in, or extend credit against stablecoins. Compliance with the GENIUS Act and related foreign regimes (including the EU Markets in Crypto-Assets Regulation and the U.K.’s forthcoming stablecoin rules) may require us, our counterparties, or stablecoin issuers to make changes to product features, supported assets, or operational processes, any of which could disrupt our use of stablecoins and adversely affect our business. Historically, a lack of applicable law and regulation afforded discretion to certain stablecoin issuers to determine the composition and amounts of assets backing those stablecoins, and certain non-U.S. issuers may continue to operate outside any comparable framework. There is a risk that an issuer may be unable to liquidate enough backing assets if it were to face mass redemptions of its stablecoin, which could cause the price of the stablecoin to deviate from the price of the underlying fiat currency or other asset with which the stablecoin is designed to align in price. If a stablecoin issuer were to fail to honor its redemption obligations, this could undermine public confidence in stablecoins and in digital assets more broadly, which could have a widespread impact on the cryptoeconomy, causing the prices of other stablecoins and digital assets to become more volatile. In addition, operational issues with stablecoins (for example, technical issues that prevent settlement) or regulatory concerns about stablecoin issuers or intermediaries, such as digital asset spot markets, that support stablecoins, could have a significant impact on the global crypto market and may adversely affect our business.
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
Additionally, in various contexts, the SEC and state securities regulators have alleged that programs where firms borrow digital assets in exchange for a promise to return those assets, plus a yield, were unlawfully unregistered securities offerings. We do not believe that our borrowing activities constitute the offer or sale of a security. Among other things, unlike in the circumstances where this has been alleged against others, our borrowing activities are not “yield” products widely offered as an investment vehicle to the general public. Instead, we borrow digital assets from institutional counterparties through individually negotiated transactions, and/or through one or more DeFi protocols. While we do not believe our borrowing activities constitute securities offerings, there is a risk that the SEC or state securities regulators could take a contrary view. In that case, our prior determination, even if reasonable under the circumstances, would not preclude legal or regulatory enforcement action, or lawsuits brought by our clients and counterparties, based on the presence of a security. See “—Risks Related to Our Operations—A determination that a digital asset in which we transact or facilitate transactions in is a “security,” or that a product or service we provide or an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, or have adverse regulatory consequences for us, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock,” for more information.
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
While there is no U.S. federal law that requires registration or licensing for lending activities, some digital asset lending arrangements have been found to be securities. See “—Risks Related to Our Operations—A determination that a digital asset in which we transact or facilitate transactions in is a “security,” or that a product or service we provide or an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally or have adverse regulatory consequences for us, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock.” If we were to originate consumer or commercial loans in the United States, we would be subject to federal laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Consumer Protection

Act, the Fair Credit Reporting Act and the Fair Debt Collection Practices Act. Further, some U.S. state laws may, under certain circumstances, require us to obtain a license from the relevant regulatory authority or authorities in a given state before conducting those lending activities.
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
We engage in various DeFi activities. As of June 30, 2026, Galaxy’s digital assets associated with decentralized finance protocols was $401.8 million. These protocols achieve their investment purposes through self-executing smart contracts that allow users to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn with no restrictions. However, these DeFi protocols are subject to various risks, including uncertain regulatory and compliance conditions in large markets such as the United States, the risk that the underlying smart contract is insecure, the risk that borrowers may default and the investor will not be able to recover its investment, the risk that any underlying collateral may experience significant volatility, and the risk of certain core developers with protocol administration rights can make unauthorized or harmful changes to the underlying smart contract. If any of these risks materialize, our digital assets in these DeFi protocols may be adversely impacted and we may lose some or all of our digital assets. Furthermore, in certain decentralized protocols, it may be difficult or impossible to verify the identity of a transaction counterparty necessary to comply with any applicable anti-money laundering, countering the financing of terrorism, or sanctions regulations or controls.
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
Our subsidiary GalaxyOne Prime LLC is registered as a money service business with FinCEN and has money transmitter licenses in a number of states in order to effect aspects of its trading business. GalaxyOne Prime NY LLC, which holds a BitLicense and a money transmitter license in New York State, is also a FinCEN-registered money services business. As a money services business, GPL is subject to the applicable anti-money laundering rules and any other laws and regulations applicable to a money services business. Furthermore, a number of U.S. states have adopted specific statutory provisions, or have issued guidance, regarding the treatment of virtual currencies under the money transmitter requirements of that U.S. state, and California has enacted the Digital Financial Assets Law (the “DFAL”), which came into effect on July 1, 2026, that is broadly similar to the BitLicense regulation in New York State.
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
Under the prior administration, there was also an increase in SEC oversight, including reported SEC subpoenas of teams behind DeFi platforms, which indicates that the SEC believed DeFi activities may in themselves implicate federal securities laws. In April 2023, the SEC reopened the comment period and provided supplemental information for its proposed amendments to the definition of “exchange” under the Exchange Act, including that it believed DeFi protocols, and the parties that develop them, could be exchanges subject to federal securities laws if they facilitate the trading of digital asset securities. In March 2025, then Acting SEC Chairman Uyeda said he had asked SEC staff for options on abandoning the digital assets-related elements of the proposal, and in April 2025 the SEC announced it would not pursue the proposed amendments as they relate to DeFi protocols. However, it is possible that future administrations or Congress could revisit these issues, including, most recently, through the SEC’s Division of Trading and Market Staff statement issued April 13, 2026 on the application of broker-dealer registration requirements to certain decentralized protocol user interfaces. The statement is subject to numerous conditions, including that the interface provider not recommend or solicit particular transactions, take custody of customer assets, exercise discretion over transactions, execute, settle, or finance transactions, provide investment advice, receive payment for order flow, or charge compensation that varies based on transaction value or execution, among other conditions relating to routing criteria, disclosures, conflicts controls, and fee structures. The statement is an SEC staff statement only, does not have the force of law, does not bind the Commission, and is limited to the specific facts and conditions described therein.
To the extent we or our affiliates operate, or in the future operate, wallet interfaces, decentralized-application front ends, aggregators, or similar routing services, there can be no assurance that our practices, including with respect to any affiliate relationships, default routing arrangements, fee structures, custody or key-access arrangements, transaction filtering, or transaction recommendations, would satisfy every condition of the statement, and any departure from those conditions could result in our being deemed to require broker-dealer registration, which could subject us to enforcement action, penalties, and reputational harm. Because it is unclear which digital assets on a DeFi platform may be deemed securities or securities transactions and which DeFi activities in themselves may implicate the federal securities laws, it is likely that the DeFi industry will face a prolonged period of regulatory uncertainty. It is possible that some DeFi protocols, including those using digital assets that we invest in, will be subjected to costly and burdensome compliance regimes or even prohibited outright.
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
Furthermore, our KYC and onboarding processes are designed to verify the identity of our customers, manage associated risks and prevent offers and sales of some digital assets and other products and services to certain persons. While we have implemented tailored AML and KYC protocols within each of our business lines, due to the nature of the digital assets industry and technology, including the pseudonymous nature of blockchain transactions, we may inadvertently or without our knowledge engage in transactions with persons named on OFAC’s Specially Designated Nationals list or other blocked or sanctioned persons in connection with our interactions with a blockchain. Further, fraudulent and illegal transactions and prohibited status could be difficult or impossible for us and our partners, suppliers and vendors to detect in some circumstances. Our AML and KYC protocols may not be sufficient to prevent or detect all inappropriate practices, fraud or violations of such laws, regulations and requirements by the Company’s affiliates, employees, directors, officers, partners, agents and service providers, in connection with our operations. In the event that our AML and KYC protocols are insufficient to prevent or detect such instances, we could become subject to legal proceedings, inquiries, examinations, investigations, and other regulatory or civil actions, which may subject us to, among other things, fines, penalties, and monetary settlements.
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
At times, the leadership of the SEC, at least under the prior administration, took the view that the digital assets ecosystem requires more explicit regulatory oversight and that the SEC should have more explicit regulatory authority over the digital assets ecosystem. Moreover, the SEC under the prior administration pursued a number of enforcement actions against market participants across the digital assets ecosystem based on alleged violations of existing laws and regulations. See “—Risks Related to Our Operations—A determination that a digital asset in which we transact or facilitate transactions in is a “security,” or that a product or service we provide or an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, or have adverse regulatory consequences for us, and could therefore adversely impact our business, financial condition and results of operations as well as the market price of our Class A common stock.” The SEC under the prior administration also took steps to interpret its existing authorities as covering various digital asset activities.
Although the current administration is taking a different approach to regulating the digital asset industry, if enacted, current proposed rules would likely impose additional regulatory requirements with respect to the trading in, custody and storage of digital assets and could lead to additional regulatory oversight of the digital assets ecosystem more broadly.
There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. The Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) which was signed into law in July 2025 and established the first comprehensive regulatory scheme for payment stablecoins in the United States; implementing regulations under the GENIUS Act are currently subject to an ongoing rulemaking process, including comment periods at the OCC and state banking regulators. Other digital asset market structure bills, including the Clarity for the Regulation of Innovation in Tokens (CLARITY) Act, which passed the House of Representatives in July 2025, continue to be contemplated in the Senate. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and those held by us specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on our business and the market price of our Class A common stock.
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
Legal or regulatory changes or interpretations of our existing and planned activities (including those of our subsidiaries or our portfolio companies), including the mere buying and selling of digital assets, could require the registration or licensing of us and/or our subsidiaries in additional, costly and constraining capacities, such as a money services business under the regulations promulgated by the FinCEN under the authority of the Bank Secrecy Act, the BitLicense scheme adopted by the NYDFS, the DFAL in California, or pursuant to applicable current or future laws and regulations or the laws of other jurisdictions, and would therefore require us and/or our subsidiaries to comply with applicable regulatory, licensing, examination and supervision requirements. See Note 15. Commitments and Contingencies to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
Increased regulations and regulatory scrutiny in the AI industry could also lead to a decrease in demand for AI/HPC infrastructure, which may adversely affect our business, operating results, financial condition, and future prospects. See “—Risks Related to Our Operations—Our strategy to expand into the AI/HPC data center business has resulted and may continue to result in adverse consequences to our business, financial condition and results of operations, including impairment charges recognized in connection with the conversion of our Helios mining infrastructure and negative

Adjusted EBITDA in recent periods” for further information relating to the potential impacts of decreased market demand on our AI/HPC data center business.
Cybersecurity incidents and other issues related to our information systems, technology and data have affected and may in the future materially and adversely affect us.
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
We and our third-party service providers have experienced cybersecurity incidents in the past, and expect to experience cybersecurity incidents in the future. While we take efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, and contract with third-party service providers to take similar steps, we have experienced cybersecurity breaches in the past, and there can be no assurance that our safety and security measures (and those of our third-party service providers) will prevent damage to, or interruption or breach of, our information systems, data (including personal data, confidential information, and intellectual property) and operations. We have recently taken steps to expand and enhance our cybersecurity controls and practices and, as cybersecurity-related threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Nevertheless, it is possible we could suffer an impact or disruption that could materially and adversely affect us. Our operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of our employees, or otherwise, and, as a result, an unauthorized party may obtain access to our accounts, private keys, data, or digital assets. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, hybrid and remote work arrangements by our employees, service providers and other third parties can increase cybersecurity risks due to the use of less secure systems and environments. Controls employed by our information technology department and our customers and third-party service providers, including cloud vendors, could prove inadequate. If an actual or perceived breach of any of our digital asset accounts occurs, the market perception of our effectiveness could be harmed.
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
We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. Nonetheless, our controls, training, and governance may not prevent all improper handling, over-collection, misclassification, misconfiguration, or unauthorized sharing of personal data by us or our service providers, or failures to honor preferences, opt-outs, or other data subject rights. Risks related to cybersecurity incidents are discussed in “—Cybersecurity incidents and other issues related to our information systems, technology and data have affected and may in the future materially and adversely affect us.”
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
Failure to maintain adequate recordkeeping of electronic communications has exposed, and could expose us to regulatory risks, operational liabilities and reduce our ability to address legal actions.
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
In addition, in the past, following periods of market volatility, stockholders have instituted securities class action litigation against various issuers. If we were to become involved in such securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation, which may adversely affect the market price of our Class A common stock and our business, financial condition and results of operation.
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
There can be no assurance that an active trading market on Nasdaq for our Class A common stock will be maintained or develop. The lack of a liquid market for our Class A common stock could also result from the relatively small percentage of our Class A common stock that is beneficially owned by public stockholders and available for trading, with a relatively large percentage of our Class A common stock beneficially owned by holders of LP Units (and therefore not available for trading absent the redemption or exchange of such LP Units). If an active market does not develop or is not maintained, you may have difficulty selling any shares of our Class A common stock that you own. An inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to acquire or make investments in companies, products or technologies for which we may issue equity securities to pay for such acquisition or investment. In the absence of an active trading market relatively small sales may result in a significant negative effect on the price of our Class A common stock.
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
Furthermore, GDH LP issued $500 million aggregate principal amount of 3.00% Exchangeable Senior Notes due 2026 (the “2026 Exchangeable Notes”) on December 9, 2021, $402.5 million aggregate principal amount of 2.500% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes”) on November 25, 2024 and $1.30 billion aggregate principal amount of 0.50% Exchangeable Senior Notes due 2031 (the “2031 Exchangeable Notes” and, together with the 2026 Exchangeable Notes and the 2029 Exchangeable Notes, the “Exchangeable Notes”) on October 30, 2025. From time to time and subject to the terms of the indentures governing the Exchangeable Notes, the Exchangeable Notes are exchangeable for shares of our Class A common stock at the option of the holders thereof. The maximum number of shares of our Class A common stock issuable upon the exchange of all outstanding 2026 Exchangeable Notes, all 2029 Exchangeable Notes and all 2031 Exchangeable Notes is approximately 74.2 million, subject to certain adjustments as set forth in the indentures. On or after September 15, 2026 and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2026 Exchangeable Notes, in multiples of $250,000 principal amount, at their option at any time. On or after September 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2029 Exchangeable Notes, in multiples of $250,000 principal amount, at their option at any time. On or after February 1, 2031, and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2031 Exchangeable Notes, in multiples of $1,000 principal amount, at their option at any time. Holders may exchange their 2026 Exchangeable Notes, 2029 Exchangeable Notes and 2031 Exchangeable Notes prior to the close of business on the business day immediately preceding September 15, 2026, September 1, 2029, and February 1, 2031, respectively, only under certain circumstances. As of June 30, 2026, there was $2,147.5 million in principal outstanding of the Exchangeable Notes. To the extent that we elect to settle exchanges of the Exchangeable Notes in whole or in part in shares of Class A common stock, it will result in a dilution of the value of a stockholder’s interests in our Class A common stock, and any such dilution may be material. Similarly, if we issue additional shares of Class A common stock, then-current holders of Class A common stock will be diluted. For example, on October 17, 2025, we issued 9,027,778 shares of Class A common stock as part of the October Private Placement. The potential for the issuance of additional shares of our Class A common stock could have a material adverse effect on the market price of our Class A common stock.
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
However, under the Amended LP Agreement, GDH LP is generally required from time to time to make pro rata distributions in cash to us and the other holders of LP Units at certain assumed tax rates in amounts that could be significant. See “—We are required to pay GDH LP limited partners who redeem or exchange LP Units for shares of Class A common stock for certain tax benefits that we may claim, and the amounts that we may pay could be material.”
If securities analysts do not publish or cease publishing research or reports about our business or if they downgrade our stock or our sector, or if there is any fluctuation in our credit rating, the price of our Class A common stock price and trading volume could decline.
The trading market for our Class A common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If securities or industry analysts drop coverage of our company or fail to commence coverage of us, the market price of our shares would likely be negatively impacted. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our Class A common stock could decline. If one or more of these analysts stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which, in turn, could cause our stock price or trading volume to decline.
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
Since September 2025, we have enabled a natively tokenized version of our Class A common stock (“Tokenized GLXY”). While Tokenized GLXY provides an additional mechanism for investors to hold and transfer shares in the Company, which may improve settlement efficiency and increase accessibility, it may also introduce new risks and uncertainties that could adversely affect the market for, and the trading price of, both Tokenized GLXY and Traditional GLXY.
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
In addition, pursuant to our Certificate of Incorporation, we have opted out of Section 203 of the DGCL with respect to certain existing stockholders (including our Founder), which prohibits a publicly-held Delaware corporation from engaging in a business combination transaction with an “interested stockholder” (as defined in Section 203 of the DGCL) for a period of three years after the interested stockholder became such interested stockholder unless such transaction fits within an applicable exemption, such as board approval of the business combination or the transaction in which resulted in such stockholder becoming an interested stockholder.
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
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action or proceeding arising pursuant to, or seeking to enforce any right, obligation or remedy under, any provision of the DGCL, or our organizational documents, (iv) any action or proceeding seeking to interpret, apply, enforce or determine the validity of our organizational documents, (v) any action or proceeding asserting a claim that is governed by the internal affairs doctrine or (vi) any action or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have subject matter jurisdiction, another state court sitting in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware)), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Additionally, our Certificate of Incorporation states that the foregoing provision does not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, the Exchange Act or other U.S. federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction.
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
In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silvergate Capital Corp. announced it would wind down operations and liquidate Silvergate Bank. Soon after, the FDIC was appointed receiver of Silicon Valley Bank and Signature Bank. We have in the past deposited funds with Signature Bank and Silvergate Bank and although Galaxy did not experience any losses or other material impact from our banking relationships with Silvergate Bank and Signature Bank, to the extent that we have deposited funds with banking institutions that fail and are not otherwise protected, we would lose the amount of our deposits over the then-current FDIC insurance limit. The loss of our deposits could reduce the amount of cash we have available to operate our business and have an adverse impact on our investment and trading strategies, the value of our assets, the value of any investment in us, financial condition and results of operations.
We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism or global conflict that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, severe weather, fire, power shortages, and other events beyond our control. Further, acts of terrorism, labor activism or unrest, global conflict and other geo-political unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. For example, the continued conflict between Ukraine and Russia and the evolving conflict in the Middle East is likely to continue to create, impacts on global economic markets that are unpredictable. Furthermore, certain Galaxy operations are headquartered in Israel, with primary offices located in Tel Aviv. Approximately 75 Galaxy employees are physically located in Israel, a number of whom have military reserve service obligations. There has been no material impact from the ongoing conflict in the Middle East on our operations in the region. Galaxy management is monitoring the situation, including implementing business continuity plans to mitigate future potential risk.
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
The following table provides share repurchase activity during the three months ended June 30, 2026:

Period	Total number of shares purchased (in thousands)(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs (in thousands)(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(1)
April 1, 2026 - April 30, 2026	239	$17.95	239	$134,903
May 1, 2026 - May 31, 2026	—	—	—	134,903
June 1, 2026 - June 30, 2026	—	—	—	134,903
Total	239	$17.95	239	$134,903
(1) Represents repurchases and/or remaining amounts under the Share Repurchase Program.
(2) Average price paid per share excludes any broker commissions and other costs of execution, including excise taxes.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Director and Officer Trading Arrangements

During the three months ended June 30, 2026, the following directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:

On May 13, 2026, Erin Brown, our Chief Operating Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which she may sell up to 586,691 shares of our Class A common stock through May 12, 2027, unless the plan is terminated earlier pursuant to its terms.
On May 27, 2026, Matthew Friedrich, our Chief Legal Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 85,000 shares of our Class A common stock through September 8, 2027, unless the plan is terminated earlier pursuant to its terms.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GALAXY DIGITAL INC.

Date:	August 10, 2026	By:	/s/ Michael Novogratz
Michael Novogratz
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2026	By:	/s/ Anthony Paquette
Anthony Paquette
Chief Financial Officer
(Principal Financial Officer)