Form 10-Q
period 2026-09-30
Galaxy Digital Inc.
filed 2026-11-09
CIK 1859392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of November 6, 2026, the number of shares of the registrant's Class A common stock outstanding was 189,140,238 and the number of shares of the registrant's Class B common stock outstanding was 196,596,698.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and forward-looking information under Canadian securities laws (collectively, "forward-looking statements"). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including, without limitation, statements regarding our future operating results and financial position, our liquidity position, our business strategy and plans, our positions with third-party trading platforms, market growth, our expected use of proceeds for any transactions, the potential impact of industry and market trends or regulations on our business, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negative of these terms or other similar expressions.
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
•A large portion of our operating results is dependent on the prices of digital assets and volume of transactions that we conduct. If such price or volume declines, our business, operating results, and financial condition could be adversely affected.
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
•Our AI/HPC data center business model is predicated, in part, on establishing and maintaining a customer base that will generate a recurring stream of revenue. If that recurring stream of revenue is not maintained or does not increase as expected, our business, reputation, financial condition, operating results and the price of our Class A common stock may be adversely affected.
•We are subject to supply risks in connection with our AI/HPC data center business, including risks associated with counterparties.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS

Page
Galaxy Digital Inc.
Condensed Consolidated Interim Financial Statements
Condensed Consolidated Interim Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025	8
Condensed Consolidated Interim Statements of Financial Position as of September 30, 2026 and December 31, 2025	9
Condensed Consolidated Interim Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2026 and 2025	11
Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	14
Notes to Condensed Consolidated Interim Financial Statements	16
Note 1. Basis of Presentation	16
Note 2. Significant Accounting Policies	17
Note 3. Business Combinations	18
Note 4. Digital Assets	19
Note 5. Digital Assets Loans Receivable and Digital Assets Borrowed	22
Note 6. Derivatives	23
Note 7. Investments	25
Note 8. Variable Interest Entities	26
Note 9. Fair Value Option	27
Note 10. Fair Value Measurements	28
Note 11. Loans Receivable	33
Note 12. Property and Equipment	34
Note 13. Leases	34
Note 14. Goodwill and Other Intangible Assets	36
Note 15. Commitments and Contingencies	37
Note 16. Loans and Notes Payable	39
Note 17. Equity	41
Note 18. Earnings Per Share	42
Note 19. Related Party Transactions	44
Note 20. Reportable Segments	45
Note 21. Risks and Uncertainties	51
Note 22. Income Taxes	52
Note 23. Operating Partnership Financial Information	53
Note 24. Subsequent Events	55

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Operations and Other Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2026 and 2025
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenues	$8,057,272	$28,402,138	$26,656,051	$50,039,899
Gains / (losses) from operations	551,710	816,982	857,811	1,091,745
Data center leasing revenue	79,068	—	97,945	—
Revenues and gains / (losses) from operations	8,688,050	29,219,120	27,611,807	51,131,644
Operating expenses:
Transaction expenses	8,016,486	28,292,777	26,519,051	49,869,727
Impairment of digital assets	102,282	197,702	568,032	437,608
Compensation and benefits	82,186	85,048	249,730	206,970
General and administrative	25,258	51,303	58,606	137,048
Depreciation and amortization	21,884	7,397	36,884	27,468
Technology	17,328	11,515	48,345	33,000
Professional fees	13,865	14,451	43,908	58,014
Total operating expenses	8,279,289	28,660,193	27,524,556	50,769,835
Other income / (expense):
Notes interest expense	(93,391)	(14,415)	(136,065)	(42,726)
Unrealized gain / (loss) on notes payable - derivative	—	—	—	(35,544)
Other income / (expense), net	28,902	690	30,341	2,280
Total other income / (expense)	(64,489)	(13,725)	(105,724)	(75,990)
Net income / (loss) before taxes	$344,272	$545,202	$(18,473)	$285,819
Income taxes expense / (benefit)	21,500	40,145	(39,617)	45,503
Net income / (loss)	$322,772	$505,057	$21,144	$240,316
Other comprehensive income (loss), net of tax
Change in fair value of cash flow hedges and available for sale investments, net of tax	5,447	(2,605)	13,491	(2,605)
Other comprehensive income (loss)	5,447	(2,605)	13,491	(2,605)
Comprehensive income (loss)	$328,219	$502,452	$34,635	$237,711
Comprehensive income / (loss) attributed to:
Class B Unit holders of GDH LP	—	—	—	(204,745)
Noncontrolling interests	171,685	296,589	(15,797)	332,034
Class A common stockholders of the Company (1)	$156,534	$205,863	$50,432	$110,422

Net income / (loss) per share of Class A common stock (2)
Net income (loss) used in calculation of net income / (loss) per share of Class A common stock (2)	$153,833	$208,468	$43,767	$113,027
Basic	$0.80	$1.19	$0.23	$0.76
Diluted	$0.66	$1.01	$0.14	$0.56
Weighted average shares outstanding used to compute net income / (loss) per share (3)
Basic	193,344,582	174,709,471	192,767,396	148,730,331
Diluted	255,698,332	221,463,809	400,540,000	375,881,574
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

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Financial Position
As of September 30, 2026 and December 31, 2025
(Expressed in thousands of U.S. Dollars except where noted)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,324,759	$1,246,240
Digital intangible assets (includes $2,886.2 and $2,717.4 million measured at fair value)	3,840,754	3,526,216
Digital financial assets	454,529	988,621
Digital asset loans receivable, net of allowance	960,764	1,070,029
Investments	3,161,486	709,069
Assets posted as collateral, net of allowance	300,826	199,983
Derivative assets	236,572	83,807
Accounts receivable (includes $3.1 and $3.4 million due from related parties)	67,642	34,012
Digital assets receivable	4,725	3,778
Loans receivable, net of allowance	950,281	554,449
Prepaid expenses and other assets	55,393	99,734
Total current assets	11,357,731	8,515,938
Non-current assets
Digital assets receivable	3,603	4,719
Digital asset loans receivable, net of allowance, non-current	6,114	8,900
Investments (includes $1,218.4 and $864.0 million measured at fair value)	1,438,415	1,023,236
Digital intangible assets	6,109	26,824
Loans receivable, net of allowance, non-current	5,575	2,553
Property and equipment, net	2,946,995	1,423,113
Other non-current assets	585,681	276,275
Goodwill	66,523	66,523
Total non-current assets	5,059,015	2,832,143
Total assets	$16,416,746	$11,348,081
Liabilities and Equity
Current liabilities
Derivative liabilities	188,259	40,482
Accounts payable and accrued liabilities	662,567	277,663
Digital assets borrowed	2,312,004	2,361,161
Payable to customers	67,519	85,808
Loans payable	210,478	52,626
Collateral payable	2,612,219	1,980,171
Notes payable, current	441,316	428,545
Other current liabilities	170,364	85,062
Total current liabilities	6,664,726	5,311,518
Non-current liabilities
Notes payable	6,307,116	2,432,510
Digital assets borrowed, non-current	31,593	56,107
Other non-current liabilities (includes $83.8 and $72.3 million due to related parties)	422,142	513,169
Total non-current liabilities	6,760,851	3,001,786
Total liabilities	13,425,577	8,313,304
Commitments and contingencies (Note 15)
Equity
Class A common stock, $0.001 par value; 2,000,000,000 shares authorized; 191,883,290 and 192,695,681 issued and outstanding	191	192
Convertible Class B common stock, $0.0000000001 par value; 500,000,000 shares authorized; 196,596,698 and 198,408,277 issued and outstanding	—	—

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Financial Position
As of September 30, 2026 and December 31, 2025
(Expressed in thousands of U.S. Dollars except where noted)
(Unaudited)

Additional Paid in Capital	1,522,518	1,614,660
Accumulated other comprehensive income (loss)	4,627	(2,038)
Retained Earnings	386,688	342,921
Total stockholders’ equity(1)	1,914,024	1,955,735
Noncontrolling interest	1,077,145	1,079,042
Total equity	2,991,169	3,034,777
Total liabilities and equity	$16,416,746	$11,348,081
_______________
(1) For periods prior to the Reorganization Transactions, represents total GDH LP Unit Holders’ Capital.
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Changes in Equity
For the Three and Nine Months Ended September 30, 2026 and 2025
(Expressed in thousands of U.S. Dollars except share/unit data)
(Unaudited)

	Class A Unit Capital		Class B Unit Capital		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2025	$—	$—	$—	$—	170,332,037	$170	203,885,332	$—	$1,173,808	$—	$332,343	$1,117,897	$2,624,218
Equity based compensation	—	—	—	—	—	—	—	—	6,142	—	—	7,124	13,266
Distributions	—	—	—	—	—	—	—	—	—	—	—	(9,427)	(9,427)
Cancellation of Class A common stock	—	—	—	—	(1,300,243)	(1)	—	—	(18,427)	—	—	—	(18,428)
Issuance of Class A common stock, net of issuance cost	—	—	—	—	8,280,467	8	—	—	45,483	—	—	—	45,491
Exchange of Class B common stock	—	—	—	—	2,000,000	2	(2,000,000)	—	15,572	—	—	(15,574)	—
Other	—	—	—	—	—	—	—	—	1,403	—	—	13,344	14,747
Income / (loss) for the period	—	—	—	—	—	—	—	—	—	—	208,468	296,589	505,057
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(2,605)	—	—	(2,605)
Balance at September 30, 2025	—	$—	—	$—	179,312,261	$179	201,885,332	$—	$1,223,981	$(2,605)	$540,811	$1,409,953	$3,172,319

Balance at June 30, 2026	$—	$—	$—	$—	194,798,949	$194	196,596,698	$—	$1,588,391	$1,926	$232,855	$896,742	$2,720,108
Equity based compensation	—	—	—	—	—	—	—	—	8,572	—	—	8,718	17,290
Distribution	—	—	—	—	—	—	—	—	(100)	—	—	—	(100)
Repurchase and Cancellation of Class A Common Stock, net of issuance cost	—	—	—	—	(3,955,820)	(4)	—	—	(85,012)	—	—	—	(85,016)
Issuance of Class A common stock, net of issuance cost	—	—	—	—	1,040,161	1	—	—	2,602	—	—	—	2,603
Exchange of Class B common stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	8,065	—	—	—	8,065
Income / (loss) for the period	—	—	—	—	—	—	—	—	—	—	153,833	168,939	322,772
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	2,701	—	2,746	5,447
Balance at September 30, 2026	$—	$—	$—	$—	191,883,290	$191	196,596,698	$—	$1,522,518	$4,627	$386,688	$1,077,145	$2,991,169

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Changes in Equity
For the Three and Nine Months Ended September 30, 2026 and 2025
(Expressed in thousands of U.S. Dollars except share/unit data)
(Unaudited)

	Class A Unit Capital		Class B Unit Capital		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2024	127,577,780	$949,730	215,862,343	$1,244,622	—	$—	—	$—	$—	$—	$—	$—	$2,194,352
Prior to the Reorganization Transactions
Equity based compensation	—	7,547	—	12,655	—	—	—	—	—	—	—	—	20,202
Distributions	—	(15,017)	—	(24,864)	—	—	—	—	—	—	—	—	(39,881)
Cancellation of Class A Units	(2,208,707)	(26,649)	—	—	—	—	—	—	—	—	—	—	(26,649)
Issuance of Class A Units, net of issuance cost	5,533,779	2,294	—	—	—	—	—	—	—	—	—	—	2,294
Income / (loss) for the period	—	(121,592)	—	(204,745)	—	—	—	—	—	—	—	—	(326,337)
Impact of Reorganization Transactions	(130,902,852)	(796,053)	(215,862,343)	(1,027,392)	130,902,852	131	215,862,343	—	631,523	—	306,192	1,134,298	248,699
After the Reorganization Transactions										—
Equity based compensation	—	—	—	—	—	—	—	—	9,279	—	—	11,376	20,655
Distributions	—	—	—	—	—	—	—	—	—		—	(9,427)	(9,427)
Cancellation of Class A Units, net of issuance cost	—	—	—	—	(1,441,667)	(2)	—	—	(20,663)	—	—	—	(20,665)
Issuance of Class A common stock, net of issuance cost	—	—	—	—	35,874,065	36	—	—	520,143	—	—	—	520,179
Exchange of Class B common stock	—	—	—	—	13,977,011	14	(13,977,011)	—	82,294	—	—	(82,308)	—
Other	—	(260)	—	(276)	—	—	—	—	1,405	—	—	23,980	24,849
Income / (loss) for the period	—	—	—	—	—	—	—	—	—	—	234,619	332,034	566,653
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(2,605)	—	—	(2,605)
Balance at September 30, 2025	—	—	—	—	179,312,261	179	201,885,332	$—	$1,223,981	$(2,605)	$540,811	$1,409,953	$3,172,319

Balance at December 31, 2025	—	$—	—	$—	192,695,681	$192	198,408,277	$—	$1,614,660	$(2,038)	$342,921	$1,079,042	$3,034,777
Equity based compensation	—	—	—	—	—	—	—	—	26,194	—	—	26,853	53,047
Distribution	—	—	—	—	—	—	—	—	(100)	—	—	(3)	(103)

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Changes in Equity
For the Three and Nine Months Ended September 30, 2026 and 2025
(Expressed in thousands of U.S. Dollars except share/unit data)
(Unaudited)

	Class A Unit Capital		Class B Unit Capital		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Amount	Amount	Amount	Amount	Total
Repurchase and Cancellation of Class A Common Stock, net of issuance cost	—	—	—	—	(8,381,470)	(8)	—	—	(175,854)	—	—	—	(175,862)
Issuance of Class A common stock, net of issuance cost	—	—	—	—	5,757,500	6	—	—	19,560	—	—	—	19,566
Exchange of Class B common stock	—	—	—	—	1,811,579	1	(1,811,579)	—	12,949	—	—	(12,950)	—
Other	—	—	—	—	—	—	—	—	25,109	—	—	—	25,109
Income / (loss) for the period	—	—	—	—	—	—	—	—	—	—	43,767	(22,623)	21,144
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	6,665	—	6,826	13,491
Balance at September 30, 2026	—	—	—	—	191,883,290	$191	196,596,698	$—	$1,522,518	$4,627	$386,688	$1,077,145	$2,991,169
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Operating activities
Income / (loss) for the period	$21,144	$240,316
Adjustments for:
Digital assets sales revenue	(11,707,492)	(16,804,116)
Digital assets sales cost	11,497,339	16,776,387
Impairment of digital assets	248,601	149,162
Deferred rental income	(19,350)	—
Depreciation and amortization	36,884	27,468
Other impairment loss	—	87,251
Equity based compensation	50,825	38,476
Noncash management fee	—	(56,925)
Noncash borrowing costs	53,363	103,813
Noncash interest and net staking income	(52,848)	(101,473)
Net (gains) / losses from operations	(857,811)	(1,091,745)
Net unrealized (gain) / loss on notes payable – derivative	—	35,544
Noncash notes interest expense	121,091	30,851
Taxes	(18,648)	70,099
Unrealized foreign currency (gain) / loss	—	—
Other noncash adjustments	3,351	2,032
Changes in operating assets and liabilities:
Digital assets	1,326,192	1,029,302
Digital assets receivable	75	9,156
Investments	(21,109)	—
Derivative assets / liabilities	165,362	115,247
Accounts receivable	(33,632)	(11,934)
Prepaid expenses and other assets	(169,493)	(52,530)
Other non-current assets	(21,739)	(140,395)
Collateral receivable / payable	80,686	(54,866)
Accounts payable and accrued liabilities	(5,617)	21,013
Other current liabilities	113,912	150,550
Other non-current liabilities	(98,544)	184,265
Net cash provided by / (used in) operating activities	712,542	756,948
Investing activities
Proceeds from repayments and maturities of loans receivable	346,485	136,188
Origination of loans receivable	(783,448)	(300,016)
Purchase of property, equipment and intangible assets	(1,223,236)	(634,509)
Acquisitions	—	(1,000)
Disposal of property and equipment	—	11,346
Purchase of investments	(2,925,871)	(2,542,124)
Proceeds and distributions from investments	79,412	2,619,646
Net cash provided by / (used in) investing activities	(4,506,658)	(710,469)

Galaxy Digital Inc.
Condensed Consolidated Interim Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025
(Expressed in thousands of U.S. Dollars)
(Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Financing activities
Payable to customers	63,833	(19,358)
Proceeds from loans payable	125,797	153,064
Repayments of loans payable	(30,770)	(168,421)
Margin loans payable, net	62,825	(178,445)
Proceeds from notes payable, net of issuance costs	3,849,078	416,153
Repayment of notes payable	(41,728)	—
Share issuance, net of costs	19,566	522,473
Distributions	(103)	(49,308)
Repurchase and cancellation of Class A common stock withheld	(175,863)	(47,314)
Net cash provided by / (used in) financing activities	3,872,635	628,844
Net increase / (decrease) in cash and cash equivalents	78,519	675,323
Cash and cash equivalents, beginning of period	1,246,240	462,103
Cash and cash equivalents, end of period	$1,324,759	$1,137,426
Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash paid during the period for:
Interest	$23,725	$35,868
Taxes	9,297	5,203
Significant noncash investing and financing activities:
Digital assets loan receivable, net of allowance	111,932	722,662
Payables to customers - digital assets	82,122	87,087
Assets posted as collateral	92,153	438,228
Payable for digital asset trades	8,000	103,394
Digital assets borrowed	73,672	1,567,153
Collateral payable	542,868	1,200,340
Purchase of investments with noncash consideration	15,770	297,373
Proceeds from investments received as non-cash consideration	32,434	223,961
Additions to property, plant and equipment and intangible assets	343,993	121,438
Reclassification between investments and investments used in operating activities	17,938	—
Repayment of loans receivable with non-cash consideration	38,032	—
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
We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 and the interim reporting requirements of Regulation S-X

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
for the three and nine months ended September 30, 2026. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025. The Company’s interim results are not necessarily indicative of its results for a full year.
Change in Presentation
Notes interest expense, which was previously presented within Operating expenses, is presented within Other income / (expense) in the Company's condensed consolidated interim statements of operations. Prior period amounts have been reclassified to conform to the current period presentation, resulting in the reclassification of $14.4 million and $42.7 million of notes interest expense from Operating expenses to Other income / (expense) for the three and nine months ended September 30, 2025, respectively. Segment information in Note 20 has been recast accordingly. The reclassification had no impact on previously reported Income / (loss) before income taxes, Net income / (loss), equity or cash flows.
2. SIGNIFICANT ACCOUNTING POLICIES
Except as described below, there have been no material changes to the Company’s significant accounting policies as described in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Revenues and Gains / (Losses) from Operations
Lessor
The Company leases Artificial Intelligence (“AI”) and High Performance Computing (“HPC”) data center infrastructure within its Data Centers segment under long-term agreements classified as operating leases in accordance with ASC Topic 842, Leases. Fixed operating-lease consideration is recognized on a straight-line basis over the lease term and is presented within Data center leasing revenue in the Company's condensed consolidated interim statements of operations. Consideration is allocated between lease and separate non-lease components in accordance with the allocation guidance in ASC Topic 606, Revenue from Contracts with Customers, based on their relative standalone selling prices.
Power and operating services that constitute separate non-lease components are accounted for under ASC Topic 606, with revenue recognized as the services are transferred to customers. The Company evaluates whether it controls each specified service before transfer to determine whether it acts as principal or agent. Consideration is presented gross within Revenues (presented as Data centers operator revenue in Note 20, Reportable Segments) when the Company acts as principal, with associated costs included in Transaction expenses (presented as Data centers operating cost in Note 20). When the Company acts as agent, revenue is limited to the fee or commission retained for arranging the service.
Reimbursements of lessor ownership costs that do not transfer a separate good or service are not treated as separate non-lease components and are accounted for under the applicable lease guidance.
Cash, Stablecoins, and U.S. Treasuries
Cash, stablecoins, and U.S. Treasuries represents the aggregate of cash and short-term investments included in Cash and cash equivalents, stablecoins included in Digital assets, and U.S. Treasuries included in Investments, current and Investments, non-current, in the Company's condensed consolidated balance sheets. This aggregate measure is presented to provide additional information regarding the Company's financial resources and is not equivalent to cash and cash equivalents under U.S. GAAP. As of September 30, 2026, Cash and cash equivalents included $366.3 million of U.S. Treasuries with original maturities of three months or less, which are classified as available-for-sale debt securities and are excluded from the U.S. Treasuries line in the table below. Refer to Note 7, Investments.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,324,759	$1,246,240
Stablecoins	812,464	1,360,104
U.S. Treasuries	2,755,838	—
Total	$4,893,061	$2,606,344
Recent Accounting Pronouncements
In September 2026, the FASB issued ASU 2026-03, Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The amendments require investment companies within ASC Topic 946 to incorporate qualifying contractual sale restrictions into the fair value of equity securities and disclose the associated discount. The guidance is effective for annual periods beginning after December 15, 2027, including interim periods. Early adoption is permitted. Application is prospective, with adoption adjustments recognized in earnings. The Company is currently evaluating the impact of the amendments on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("DISE"). The amendments require public business entities to disclose, in a tabular format in the notes to the financial statements, specified natural expense categories included in each relevant expense caption within continuing operations. These categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization and, where applicable, depletion. The amendments also require certain existing GAAP disclosures to be included in the same tables, qualitative descriptions of amounts remaining in relevant expense captions that are not separately disaggregated, and disclosure of total selling expenses in annual and interim periods and the definition of selling expenses in annual periods. The amendments affect disclosure requirements and do not change the recognition or measurement of expenses.
In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of the DISE requirements. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Accordingly, the requirements are effective for the Company for the year ending December 31, 2027, and interim periods beginning in 2028. Early adoption is permitted, and the amendments may be applied prospectively or retrospectively to any or all prior periods presented. The Company is currently evaluating the impact of the amendments on its financial statement disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments remove development-stage references and require capitalization of eligible internal-use software costs when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used to perform its intended function. The amendments also require consideration of significant development uncertainty in assessing whether the capitalization criteria have been met. The guidance is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company early adopted the guidance effective January 1, 2026. Adoption did not have a material impact on the Company’s consolidated financial statements.
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
The Company incurred acquisition related transaction costs of $0.1 million, related to professional and legal fees. The revenue and net income / (loss) included in the Company’s consolidated statements of operations contributed by Alluvial for the three and nine months ended September 30, 2026 and the year ended December 31, 2025 (from the date of acquisition) were not material to the Company. The revenue and net income / (loss) in the Company’s consolidated statements of operations contributed by Alluvial for the three and nine months ended September 30, 2026, had Alluvial been acquired at the beginning of the reporting period, was not materially different from the amounts reported.
Meridian Labs
On June 5, 2025, the Company completed its purchase of Meridian Labs LLC, a technology consulting firm focused on blockchain development. The purchase price was $4.2 million, inclusive of $3.1 million of estimated contingent consideration to be paid in equal amounts of cash and Class A common stock. The amount of contingent consideration payable is determined by whether the acquired business achieves certain operational milestones. The contingent consideration has increased to the maximum amount of $5.0 million as of September 30, 2026. The Company accounted for the acquisition under ASC 805. The Company recognized approximately $4.2 million of goodwill which was attributed to the Digital Assets segment as a result of this acquisition.
4. DIGITAL ASSETS
As of September 30, 2026 and December 31, 2025, the Company held digital assets of $4.3 billion and $4.5 billion, respectively. The Company had net gains / (losses) on digital assets of $132.4 million and $648.7 million for

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
the three and nine months ended September 30, 2026, respectively, and $453.8 million and $570.5 million for the three and nine months ended September 30, 2025, respectively.
The following tables provide additional detail related to the Company’s digital assets balance as of September 30, 2026 and December 31, 2025:

(in thousands)	Digital intangible assets, current	Digital financial assets	Digital intangible assets, non-current	September 30, 2026
Digital intangible assets (includes $1,307.8 million measured at fair value)	$1,379,461	$—	$2,059	$1,381,520
Digital financial assets	—	106,948	—	106,948
Total self-custodied (1)	1,379,461	106,948	2,059	1,488,468

Digital intangible assets (includes $1,017.6 million measured at fair value)	1,231,979	—	4,050	1,236,029
Digital financial assets	—	209,586	—	209,586
Total held with third parties, including centralized trading platforms (1)	1,231,979	209,586	4,050	1,445,615

Collateral posted with counterparties (2) (measured at fair value)	399,846	—	—	399,846

Digital assets associated with decentralized finance protocols (2)(3)	829,468	137,995	—	967,463
Total digital assets	$3,840,754	$454,529	$6,109	$4,301,392

(in thousands)	Digital intangible assets, current	Digital financial assets	Digital intangible assets, non-current	December 31, 2025
Digital intangible assets (includes $1,168.4 million measured at fair value)	$1,236,892	$—	$591	$1,237,483
Digital financial assets	—	422,144	—	422,144
Total self-custodied (1)	1,236,892	422,144	591	1,659,627

Digital intangible assets (includes $758.3 million measured at fair value)	840,960	—	26,233	867,193
Digital financial assets	—	8,304	—	8,304
Total held with third parties, including centralized trading platforms (1)	840,960	8,304	26,233	875,497

Collateral posted with counterparties (2) (includes $779.4 million measured at fair value)	810,338	—	—	810,338

Digital assets associated with decentralized finance protocols (2) (3)	638,026	558,173	—	1,196,199
Total digital assets	$3,526,216	$988,621	$26,824	$4,541,661

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
_______________
(1)Includes digital assets subject to sale restrictions, as well as certain digital assets bonded to validator nodes. Excludes digital assets issued by decentralized finance protocols which are self-custodied.
(2)Digital intangible assets posted as collateral under master loan agreements to third parties, for which control has not transferred, supports digital asset and fiat borrowings of $308.5 million and $608.9 million as of September 30, 2026 and December 31, 2025, respectively.
(3)Digital assets associated with decentralized finance protocols collectively support borrowings on these platforms of $183.4 million and $74.2 million as of September 30, 2026 and December 31, 2025, respectively. Decentralized finance protocols typically require borrowers to maintain a loan to value ratio of no greater than approximately 80% and 95%, collateral dependent. Includes self-custodied wrapped digital assets and digital assets held in smart contracts where the Company retains control.

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
The Company held $49.6 million and $58.3 million of digital assets restricted by lock-up schedules as of September 30, 2026 and December 31, 2025, respectively. The fair value of digital assets subject to sale restrictions by lock-up schedule acquired prior to January 1, 2024 includes a discount for lack of marketability. Sale restrictions associated with these digital assets range from less than one week to approximately 3 years.
Staked Digital Assets
The Company had staked $426.9 million and $239.6 million of digital assets, including digital assets staked on decentralized finance protocols (i.e., liquid staked tokens), as of September 30, 2026 and December 31, 2025, respectively. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to unbonding periods on the respective blockchains. As of both September 30, 2026 and December 31, 2025, the majority of the Company’s staked digital assets on various blockchains, including Ethereum, could be unbonded within 7 days.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Significant Digital Asset Holdings
The Company’s digital asset balance includes digital assets borrowed from counterparties, deposited by counterparties as collateral for which Galaxy has control, and any digital assets which Galaxy has pledged as collateral and retains control. The following tables show the Company’s most significant gross digital asset holdings as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands except for quantity)	Quantity	Historical cost	Carrying value
Bitcoin	17,796	$1,503,667	$1,487,250
Ether	142,405	365,278	382,271
USDC	292,689,347	292,664	292,689
SOL	2,229,157	253,843	263,150
HYPE	1,580,536	139,141	143,822
ZEC	85,797	128,721	123,346
USDS	101,349,684	101,557	101,557
Other	not meaningful	513,626	552,704
Digital assets measured at fair value		3,298,497	3,346,790
Digital assets not measured at fair value	not meaningful	956,470	954,602
Total digital assets		$4,254,967	$4,301,392

	December 31, 2025
(in thousands except for quantity)	Quantity	Historical cost	Carrying value
Bitcoin	25,723	$2,282,988	$2,251,410
USDC	392,816,281	393,418	392,659
AETHUSDC	231,655,352	231,601	231,562
Ether	61,137	180,946	181,422
SUSDC	138,611,076	149,634	150,083
GTSY	99,926,786	99,997	100,216
SOL	775,289	132,044	96,506
Other	not meaningful	423,804	328,957
Digital assets measured at fair value		3,894,432	3,732,815
Digital assets not measured at fair value	not meaningful	825,224	808,846
Total digital assets		$4,719,656	$4,541,661
5. DIGITAL ASSET LOANS RECEIVABLE AND DIGITAL ASSETS BORROWED
In the ordinary course of business, the Company enters into agreements to borrow digital assets to finance the Company’s trading operations. The Company may lend digital assets borrowed from counterparties or acquired through other operations. As of September 30, 2026 and December 31, 2025, no digital asset loans receivable were past due.
Digital Asset Loans Receivable, Net of Allowance

(in thousands)	September 30, 2026	December 31, 2025
Digital asset loans receivable	$960,980	$1,070,125
Digital asset loans receivable - non-current	6,114	8,900
Less: Allowance for credit losses	(216)	(96)
Digital asset loans receivable, net	$966,878	$1,078,929

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Collateral Payable Associated with Digital Asset Loans Receivable

(in thousands)	September 30, 2026	December 31, 2025
Collateral payable — Digital assets	$1,338,521	$1,322,442
Collateral payable — Cash	9,692	10,617
Collateral payable associated with digital asset loans receivable	$1,348,213	$1,333,059
Digital Assets Borrowed

(in thousands)	September 30, 2026	December 31, 2025
Digital assets borrowed — current	$2,312,004	$2,361,161
Digital assets borrowed — non-current	31,593	56,107
Digital assets borrowed	$2,343,597	$2,417,268
The Company borrows digital assets from both over-the-counter and decentralized finance sources. The most significant digital assets borrowings as of September 30, 2026 were bitcoin, USDC, USDS, ether and ZEC, including associated wrapped tokens, which represented approximately 91% of total Digital assets borrowed. The most significant digital assets borrowings as of December 31, 2025 were bitcoin, USDC, ether, tether and SOL, including associated wrapped tokens, which represented approximately 95% of total Digital assets borrowed.
Assets Posted as Collateral Associated with Digital Assets Borrowed, Current and Non-current

(in thousands)	September 30, 2026	December 31, 2025
Assets posted as collateral — Digital assets	$146,694	$186,514
Less: Allowance for credit loss	(538)	(734)
Assets posted as collateral associated with digital assets borrowed	$146,156	$185,780
Collateral deposited in decentralized finance protocols associated with digital asset loans payable to the decentralized protocols are recognized in Digital intangible assets. Collateral posted with counterparties for which the Company retains control are also recognized in Digital intangible assets. Refer to Note 4 for additional information regarding Digital intangible assets.
6. DERIVATIVES
Derivatives not designated as hedging instruments
The Company enters into derivative contracts primarily for the purpose of trading, risk management, and hedging of operating costs. The Company recognized net derivative gain related to free-standing derivatives of $32.8 million and $149.8 million for the three and nine months ended September 30, 2026, respectively, and $65.4 million and $161.2 million for the three and nine months ended September 30, 2025, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The breakdown of the Company’s derivatives portfolio, as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026
(in thousands)	Notional Amounts (1)	Derivative Assets	Derivative Liabilities
Digital assets	$4,733,870	$179,672	$(137,921)
Foreign currencies	1,264,673	8,729	(3,830)
Equity securities	2,154,218	20,754	(43,585)
Interest rates	612,903	483	(1,915)
Commodities	134,851	1,369	(1,008)
	8,900,515	211,007	(188,259)

Digital assets receivable	6,619	8,328	—
Embedded derivatives — Digital assets borrowed	2,276,276	112,380	(179,701)
Embedded derivatives — Collateral payable	2,197,297	57,183	(363,659)
Embedded derivatives — Payable to customer	1,165	—	(95)

	December 31, 2025
(in thousands)	Notional Amounts (1)	Derivative Assets	Derivative Liabilities
Digital assets	$1,967,358	$72,815	$(33,656)
Foreign currencies	391,680	1,484	(424)
Equity securities	4,758,135	1,307	(5,103)
Interest rates	1,372,860	465	(189)
Commodities	82,763	2,767	(1,110)
	8,572,796	78,838	(40,482)

Digital assets receivable	8,527	8,497	—
Embedded derivatives — Digital assets borrowed	2,728,919	321,651	(10,000)
Embedded derivatives — Collateral payable	2,283,590	358,743	(36,057)
Embedded derivatives — Payable to customer	84,235	854	—
_______________
(1)Notional amounts represent the U.S. Dollar denominated size of the underlying assets for the derivative instruments. While the notional amounts disclosed above give an indication of the volume of the Company’s derivatives activity, they do not accurately reflect the Company’s economic exposure as they do not reflect the Company’s long and short derivative positions.

The table below represents the breakdown of collateral payable and assets posted as collateral associated with derivative positions as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Collateral payable — Digital assets	$165,777	$24,747
Collateral payable — Cash	98,702	7,457
Collateral payable associated with derivatives	$264,479	$32,204

Assets posted as collateral — Digital assets	790	248
Assets posted as collateral — Cash	9,193	700
Assets posted as collateral associated with derivatives	$9,983	$948

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Derivatives designated as hedging instruments
The Company enters into derivatives designated as cash flow hedges to manage exposure to variability in future cash flows associated with interest payments. No amounts were reclassified from accumulated other comprehensive income (loss) into earnings related to derivatives designated as cash flow hedges during the three and nine months ended September 30, 2026 and 2025.
The breakdown of the Company's portfolio of derivatives designated as hedging instruments as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026			December 31, 2025
(in thousands)	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Interest rates	1,400,000	25,565	—	1,400,000	4,969	—
Derivatives designated as cash flow hedges	$1,400,000	25,565	—	$1,400,000	4,969	—
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges for the following periods:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025
Gain / (loss) recognized in OCI	12,553	20,596	(2,605)	(2,605)
Derivatives designated as cash flow hedges	$12,553	$20,596	$(2,605)	$(2,605)
7. INVESTMENTS
Net gain / (loss) on investments included in Gains / losses from operations in the Company’s condensed consolidated interim statements of operations consists of the following:
•Net realized gains / (losses) related to sales of investments were $(25.4) million and $14.6 million for the three and nine months ended September 30, 2026, respectively, and $143.5 million and $264.1 million for the three and nine months ended September 30, 2025, respectively.
•Net unrealized gains / (losses) related to investments were $411.9 million and $44.8 million for the three and nine months ended September 30, 2026, respectively, and $153.2 million and $94.8 million for the three and nine months ended September 30, 2025, respectively.
Available-for-Sale Debt Securities
The Company's investments in U.S. Treasuries are classified as available-for-sale ("AFS") and are included in Cash and cash equivalents, Investments, current and Investments, non-current in the Company's condensed consolidated interim statements of financial position. These securities were purchased with proceeds from the issuance of the 9.875% Senior Secured Notes due 2031 (the “2031 Secured Notes”), which are described in Note 16. The following table summarizes the Company's AFS debt securities as of September 30, 2026:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$3,129,241	$45	$(7,149)	$3,122,137
The following table summarizes the amortized cost and fair value of the Company's AFS debt securities by contractual maturity as of September 30, 2026:

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

(in thousands)	Amortized Cost	Fair Value
Due within one year	$2,849,696	$2,845,132
Due after one year through five years	279,545	277,005
Total	$3,129,241	$3,122,137
As of September 30, 2026, substantially all of the Company’s AFS debt securities, which had a total fair value of $3,122 million, were in an unrealized loss position, all of which had been in a continuous unrealized loss position for less than 12 months. The unrealized losses are attributable to changes in interest rates. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell them, before recovery of their amortized cost basis. As the securities are direct obligations of the U.S. government, the Company does not expect any credit losses, and no allowance for credit losses has been recorded. There were no realized gains or losses on AFS debt securities for the three and nine months ended September 30, 2026. The Company did not hold any AFS debt securities as of December 31, 2025.
Investments at Measurement Alternative
The following table presents investments for which the measurement alternative has been elected. These investments have been valued at cost less impairment and where applicable at observable transaction prices based on orderly transactions for the identical or similar investments of the same issuer.

		Impairment		Upward Adjustments
(in thousands)	Carrying Value	Period to date	Cumulative	Period to date	Cumulative
September 30, 2026	$220,033	$(6,683)	$(79,027)	$77,395	$159,315
December 31, 2025	$159,239	$(19,178)	$(73,207)	$18,727	$81,919
8. VARIABLE INTEREST ENTITIES
The Company holds investments in variable interest entities (“VIEs”) that are not consolidated due to either a lack of variable interests or where the Company is not the primary beneficiary. The fair value option was elected for investments in non-consolidated VIEs for which the Company was deemed to have significant influence; therefore, changes in the fair value of these investments are recorded through Gains / (losses) from operations in the Company’s condensed consolidated interim statements of operations. NAV was utilized as the practical expedient to fair value.
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

	September 30, 2026			December 31, 2025
(in thousands)	Fair Value of Investment	Unfunded Commitments	Maximum Exposure	Fair Value of Investment	Unfunded Commitments	Maximum Exposure
Sponsored Investment Funds	$313,207	$31,708	$344,915	$259,276	$37,308	$296,584
Other VIEs	149,257	34,320	183,577	168,630	12,114	180,744
Total	$462,464	$66,028	$528,492	$427,906	$49,422	$477,328

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
9. FAIR VALUE OPTION
The Company elected the fair value option for certain eligible assets. The following table summarizes the financial instruments for which the fair value option has been elected:

(in thousands)	September 30, 2026	December 31, 2025
Assets
Digital financial assets	$454,529	$988,621
Investments	694,190	627,351
Total	$1,148,719	$1,615,972

The fair value option was elected for digital financial assets and for investments, within the Investments line item, where the Company was deemed to have significant influence and otherwise would have applied the equity method of accounting.
Realized and unrealized gains / (losses) on financial instruments for which the fair value option has been elected are recorded in Gains / (losses) from operations in the Company’s condensed consolidated interim statements of operations. The following table presents the realized and net change in unrealized gains / (losses) on the financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2026		2025
(in thousands)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)
Investments	$(141)	$134,595	$55,310	$48,195

	Nine Months Ended September 30,
	2026		2025
(in thousands)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)	Realized Gains / (Losses)	Net Change in Unrealized Gains / (Losses)
Investments	$3,838	$28,905	$87,823	$18,133
Realized and unrealized gains and (losses) for digital assets classified as financial assets were $1.4 million and $25.6 million for the three and nine months ended September 30, 2026, respectively, and $6.0 million and $2.8 million for the three and nine months ended September 30, 2025, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
10. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Items measured on a recurring basis at fair value:

	As of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Digital financial assets	$379,410	$75,119	$—	$454,529
Digital intangible assets at fair value	2,764,900	127,361	—	2,892,261
Digital asset loans receivable, net of allowance — Financial assets	—	805,146	—	805,146
Digital assets receivable	—	229	8,099	8,328
Derivative assets	151,974	84,598	—	236,572
Embedded derivative — Collateral payable — Digital assets	—	57,183	—	57,183
Embedded derivative — Digital assets borrowed	—	112,380	—	112,380
Investments(1)	3,478,292	23,338	536,423	4,038,053
	$6,774,576	$1,285,354	$544,522	$8,604,452
Liabilities
Investments sold short(2)	$94,170	$2,116	$—	$96,285
Derivative liabilities	144,479	43,780	—	188,259
Embedded derivative — Digital assets borrowed	—	179,701	—	179,701
Embedded derivative — Collateral payable	—	363,659	—	363,659
Embedded derivative — Payable to customer	—	95	—	95
	$238,649	$589,351	$—	$827,999
__________________
(1)Excludes equity securities measured utilizing net asset value as a practical expedient of $341.8 million and investments utilizing the measurement alternative of $220.0 million as they are without readily determinable fair values. U.S. Treasuries of $366.3 million classified as available-for-sale debt securities and included in Cash and cash equivalents are measured at fair value on a recurring basis using Level 1 inputs and are not included in the table above.
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
Nonrecurring Fair Value Measurements
Impairment losses are recognized for Digital intangible assets carried at the lower of cost or impaired value and Property and equipment, net when their carrying amounts exceed fair value. See Note 12 for additional information on impairment of Property and equipment. The carrying values for Digital intangible assets carried at the lower of cost or impaired value were $954.6 million and $808.8 million as of September 30, 2026 and December 31, 2025, respectively. The Company categorized the fair value measurements for Property and equipment, net as Level 3.
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level 3 inputs have been used to determine fair value for the three and nine months ended September 30, 2026 and September 30, 2025. Realized and unrealized gains and losses on Level 3 investments are included in Gains / (losses) from operations.

	Three Months Ended
(in thousands)	Fair value, Beginning Balance	Purchases	Sales /Distributions	Net Realized Gain / (Loss)	Net Unrealized Gain / (Loss)	Transfers in /(out) of Level 3	Fair value, Ending Balance
September 30, 2026
Digital assets receivable	$6,230	$—	$—	$—	$2,587	$(718)	$8,099
Investments	$386,313	$80,671	$(24,290)	$6,400	$93,488	$(6,159)	$536,423
September 30, 2025
Digital intangible assets	$2,852	$—	$—	$—	$4,170	$(6,191)	$831
Digital assets receivable	$6,058	$—	$—	$—	$15,461	$(136)	$21,383
Investments	$505,187	$343,375	$(130,699)	$78,523	$89,246	$(18,754)	$866,878

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

	Nine Months Ended
(in thousands)	Fair value, Beginning Balance	Purchases	Sales /Distributions	Net Realized Gain / (Loss)	Net Unrealized Gain / (Loss)	Transfers in /(out) of Level 3	Fair value, Ending Balance
September 30, 2026
Digital assets receivable	$8,454	$—	$—	$—	$1,638	$(1,993)	$8,099
Investments	$495,372	$96,337	$(42,240)	$9,002	$31,355	$(53,403)	$536,423
September 30, 2025
Digital intangible assets	$20,457	$—	$—	$—	$(1,255)	$(18,371)	$831
Digital assets receivable	$60,492	$2,250	$—	$—	$7,644	$(49,003)	$21,383
Investments	$524,573	$423,351	$(268,501)	$148,128	$56,638	$(17,311)	$866,878
Embedded derivative - Notes payable (liability)	$136,192	$—	$—	$—	$—	$(136,192)	$—
Transfers in and out of Level 3 are considered to have occurred at the beginning of the period the transfer occurred. For the three months ended September 30, 2026, there were no transfers into Level 3 and gross transfers out of Level 3 were $6.9 million. For the nine months ended September 30, 2026, gross transfers into Level 3 were $6.1 million and gross transfers out of Level 3 were $61.5 million. The transfers into Level 3 for Investments were due to fair value adjustments determined by unobservable market inputs. The transfers out of Level 3 for Investments were due to conversion of warrants and preferred stock into publicly traded common stock. Transfers out of Level 3 for Digital assets receivable were due to removal of restrictions. For the three months ended September 30, 2025, there were no transfers into Level 3 and gross transfers out of Level 3 were $25.1 million. For the nine months ended September 30, 2025, gross transfers into Level 3 were $4.9 million and gross transfers out of Level 3 were $225.8 million. The transfers into Level 3 for Investments were due to fair value adjustments determined by unobservable market inputs. The transfers into Level 3 for Digital assets receivable were due to underlying token launches of contracts held. The transfers out of Level 3 for Investments were due to conversion of warrants and preferred stock into publicly traded common stock. Transfers out of Level 3 for Digital assets receivable and Digital intangible assets were due to removal of restrictions. Transfers out of Level 3 for Embedded derivative - Notes payable was due to the Reorganization Transactions. See Note 16 for additional information.
The following table presents additional information about valuation methodologies and significant unobservable inputs used for assets and liabilities that are measured and reported at fair value and categorized within Level 3 as of September 30, 2026 and December 31, 2025, respectively:

Financial Instrument	Fair Value at September 30, 2026 (in thousands)	Significant Unobservable Inputs	Range	Weighted Average
Digital assets receivable	$8,099	Marketability discount	2.7% - 60.5%	41.3%
Investments	$536,423	Time to liquidity event (years)	2.0 - 10.0	5.9
		Annualized equity volatility	70.0% - 90.0%	88.5%
		Risk free rate	3.8% - 5.3%	4.9%
		Market adjustment discount	30.0% - 90.0%	35.6%
		Market adjustment premium	20.0% - 40.0%	20.2%
		Marketability discount	16.3% - 20.0%	19.9%
		Expected dividend payout ratio	—%	—%
		Enterprise value to LTM revenue multiple	6.0x	6.0x
		Enterprise value to projected revenue	1.75x - 26.3x	4.2x
		Enterprise value to annualized revenue	2.0x - 2.5x	2.1x
		Enterprise value to ARR	8.0x - 25.7x	20.2x
		Recovery percentage	3.6% - 44.0%	37.6%

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)

Financial Instrument	Fair Value at December 31, 2025 (in thousands)	Significant Unobservable Inputs	Range	Weighted Average
Digital assets receivable	$8,454	Marketability discount	3.3% - 72.3%	49.3%
Investments	$495,372	Time to liquidity event (years)	0.0 - 10.0	4.8
		Annualized equity volatility	60.0% - 90.0%	81.7%
		Risk free rate	3.5% - 4.2%	3.8%
		Market adjustment discount	25.0% - 90.0%	46.9%
		Market adjustment premium	50.0% - 180.0%	102.9%
		Marketability discount	13.8% - 35.0%	23.8%
		Expected dividend payout ratio	—%	—%
		Enterprise value to LTM revenue multiple	2.5x - 3.3x	3.1x
		Enterprise value to projected revenue	3.0x - 5.0x	4.4x
		Enterprise value to annualized revenue	5.0x - 9.0x	7.0x
		Enterprise value to ARR	3.0x - 13.0x	12.0x
		Enterprise value to gross profit	6.0x	6.0x
		Recovery percentage	36.0%	36.0%
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

	As of September 30, 2026
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,324,759	$1,324,759	$1,324,759	$—	$—
Assets posted as collateral – Cash	9,193	9,193	—	9,193	—
Accounts receivable	67,642	67,642	—	67,642	—
Loans receivable	955,856	955,856	—	955,856	—
Total Assets	$2,357,450	$2,357,450	$1,324,759	$1,032,691	$—
Accounts payable and accrued liabilities	$662,567	$662,567	$—	$662,567	$—
Notes payable	6,748,432	6,550,264	—	1,957,120	4,593,144
Collateral payable — Cash	108,446	108,446	—	108,446	—
Payable to customers — Cash	66,259	66,259	—	66,259	—
Loans payable	210,478	210,478	—	210,478	—
Settlement liability	115,050	111,998	—	111,998	—
Total Liabilities	$7,911,232	$7,710,012	$—	$3,116,868	$4,593,144

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

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
11. LOANS RECEIVABLE
In the general course of business, the Company offers fiat-denominated loans to counterparties against digital assets or other collateral. No loans receivable were on nonaccrual status as of September 30, 2026 or December 31, 2025.
Loans Receivable, Current and Non-current

(in thousands)	September 30, 2026	December 31, 2025
Loans receivable	$950,530	$554,622
Loans receivable, non-current	5,575	2,553
Less: allowance for credit loss	(249)	(173)
Loans receivable, current and non-current	$955,856	$557,002
Loans receivable are scheduled to be repaid during the following periods:

(in thousands)	Amounts
2026 (remaining)	$924,440
2027	26,688
2028	3,088
2029	588
2030	638
2031	663
Loans receivable, current and non-current	$956,105
Balances represent loan principal and exclude accrued interest receivable on loans.
Collateral Payable Associated with Loans Receivable, Current and Non-current

(in thousands)	September 30, 2026	December 31, 2025
Collateral payable — Digital assets	$999,475	$613,716
Collateral payable — Cash	52	1,192
Collateral payable associated with loans receivable, current and non-current	$999,527	$614,908
Interest income related to the Company’s Loans receivable was $16.5 million and $37.6 million for the three and nine months ended September 30, 2026, respectively, and $11.4 million and $38.1 million for the three and nine months ended September 30, 2025, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
12. PROPERTY AND EQUIPMENT
The following table represents property and equipment balances and accumulated depreciation as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Corporate assets (1)	$16,728	$15,084
Mining equipment	79,250	79,250
Data center infrastructure (2)	1,775,616	67,669
Land	50,519	35,272
WIP / Construction in progress (3)	1,172,634	1,344,211
Property and equipment, gross (4)	3,094,747	1,541,486
Less: Accumulated depreciation	(59,514)	(30,135)
Less: Impairment (5)	(88,238)	(88,238)
Property and equipment, net	$2,946,995	$1,423,113
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

Depreciation expense was $19.8 million and $29.4 million for the three and nine months ended September 30, 2026, respectively, and $3.4 million and $15.6 million for the three and nine months ended September 30, 2025, respectively.
Impairment of Mining Equipment and Related Infrastructure
The Company assesses mining equipment and related infrastructure for impairment when a triggering event is identified. During the year ended December 31, 2025, the Company recognized an impairment of $87.3 million, all of which was recognized during the nine months ended September 30, 2025. Impairment was related to its mining equipment and related infrastructure, including assets in WIP/Construction in progress, which was applicable to the Treasury and Corporate segment. Impairment testing of assets held for use requires determination of recoverability using unobservable inputs such as estimated future cash flows and involves significant judgment. The Company estimated the future cash flows related to mining equipment and related infrastructure using the bitcoin price and network difficulty, as well as expected hosting cost as key inputs.
13. LEASES
Lessor
Deferred lease revenue represents payments received in advance of the Company’s performance obligation under the lease agreements in its Data Centers segment. Deferred lease revenue is recognized as income on a straight-line basis over the term of the lease agreement. The following table summarizes the Company’s deferred lease revenue activity for the periods ended September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Beginning balance	$150,000	$—
Prepaid rent	—	150,000
Revenue recognized during the period	—	—
Ending Balance	$150,000	$150,000

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following table represents future minimum lease income of the Company’s operating leases as of September 30, 2026:

(in thousands)	Lease Income
Year ending December 31,
2026	63,438
2027	259,079
2028	266,851
2029	274,857
2030	283,102
Thereafter	3,537,027
Total future minimum lease income	$4,684,354
Lessee
The Company enters into leases primarily for real estate, substantially all of which are used in connection with its operations.
Operating lease costs were $2.4 million and $5.7 million for the three and nine months ended September 30, 2026, respectively, and $1.4 million and $4.4 million for the three and nine months ended September 30, 2025, respectively. Variable lease costs, which are included in operating lease costs, were not material for the three and nine months ended September 30, 2026 and September 30, 2025.
Supplemental disclosures for the Company’s condensed consolidated interim statements of cash flows:

(in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net cash provided by / (used in) operating activities
Cash paid in the measurement of operating lease liabilities	$3,708	$4,197
Supplemental statement of financial position and other disclosures related to operating lease right-of-use assets:

(in thousands, except lease term and discount rate)	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$14,595	$10,337
Operating lease liabilities	17,313	12,479
Weighted average remaining lease term (years)	2.9	3.0
Weighted average discount rate(1)	8%	9%
__________________
(1)The weighted average discount rate represents the Company’s incremental borrowing rate.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The following table represents future minimum lease payments of the Company’s operating lease liabilities as of September 30, 2026:

(in thousands)	Lease liability
Year ending December 31,
2026	$1,489
2027	7,754
2028	6,932
2029	1,851
2030	1,159
Thereafter	306
Total future minimum lease payments	19,491
Less: Interest	(2,178)
Total lease liability	$17,313
Interest expense on the Company’s lease liabilities was $0.4 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2025.
14. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table reflects the changes in the carrying amount of goodwill:

(in thousands)	September 30, 2026	December 31, 2025
Balance, beginning of period	$66,523	$58,037
Additions due to acquisitions (Note 3)	—	8,486
Balance, end of period	$66,523	$66,523
The Company recognized no impairment of Goodwill for the periods ended September 30, 2026 and September 30, 2025. All goodwill is allocated to the Digital Assets segment.
Other Intangible Assets
The following table represents intangible assets and accumulated amortization as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Software technology (1)	59,288	$48,494
Other purchased finite-life intangible assets	16,876	13,701
Indefinite-lived intangible asset	1,761	1,761
Intangible assets, gross	77,925	63,956
Less: Accumulated amortization	(41,956)	(34,458)
Intangible assets, net	$35,969	$29,498
_________________
(1)Includes capitalized equity based compensation of $5.0 million and $4.6 million as of September 30, 2026 and December 31, 2025, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
The Company estimates that there is no significant residual value related to its finite-life intangible assets. The expected future amortization expense for currently amortizing finite-life intangible assets for the next five years is as follows:

(in thousands)	Amounts
2026	$3,164
2027	11,413
2028	10,026
2029	1,164
2030	120
Total future amortization expense	$25,887
15. COMMITMENTS AND CONTINGENCIES
Leases
As of September 30, 2026 and December 31, 2025, the Company had commitments primarily under four and three leases, respectively. Refer to Note 13 for further information on lease commitments.
Investment and Loan Commitments
As of September 30, 2026 and December 31, 2025, the Company was obligated to seven and six portfolio companies, respectively, all of which are non-consolidated VIEs, to fund up to $66.0 million and $49.4 million, respectively. Subsequent to the period ended September 30, 2026, $2.5 million of this amount has been funded. Refer to Note 8 for further information on VIEs.
As of September 30, 2026 and December 31, 2025, the Company had outstanding credit facilities to counterparties and arrangements to finance delayed trading settlement up to three days totaling $80.0 million, and had funded $60.0 million in relation to these facilities. Credit facilities are supported by counterparties’ assets. There were no additional fundings of these facilities subsequent to period end.
Safeguarding of Customer Digital Assets
The Company is obligated to safeguard certain digital assets held on behalf of its customers, which are not recognized on the Company’s condensed consolidated interim statements of financial position. As such, the Company may be liable to its customers for losses arising from the Company’s failure to safeguard those digital assets from loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of September 30, 2026 and December 31, 2025.
Contractual Commitments
As of September 30, 2026 and December 31, 2025, the Company had an outstanding commitment for the construction of improvements at its Helios facility totaling $3,158.9 million and $529.8 million, respectively.
Indemnifications
The Company has provided standard representations for agreements and customary indemnification for claims and legal proceedings. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, counterparties to these transactions often provide comparable indemnifications. The Company is unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, it is not possible to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. The Company believes, however, that the possibility of making any material

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
payments for these indemnifications is remote. As of September 30, 2026 and December 31, 2025, there was no liability accrued under these arrangements.
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
LUNA Matters: On March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve civil claims relating to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. As of September 30, 2026, the Company had accrued a legal provision of $115.1 million. The accrued amounts include the impact of discounting the estimated cash flows at a rate of approximately 4.26%. The undiscounted amount of the settlement was $120.0 million as of September 30, 2026, with equal payments of $60.0 million due in 2027 and 2028. Under the terms of the settlement, Galaxy also agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
In December 2022, a proposed class action was filed in the Ontario Superior Court of Justice against GDH Ltd., our Chief Executive Officer (“CEO”) and our former Chief Financial Officer asserting various claims including alleged misrepresentations relating to our public disclosure regarding investments and trading in the LUNA digital asset. The class action is on behalf of a class of persons and entities who acquired our securities on the secondary market from May 17, 2021 to and including May 6, 2022. The class action seeks unspecified damages and various declaratory relief, including leave to proceed with the right of action for misrepresentation under statutory securities provisions. The plaintiff’s motion for leave and certification was heard in June 2026 and granted in August 2026. Galaxy respectively sought leave to appeal and appealed those decisions in September 2026. These proceedings are still in early stages. Based on the stage of the case, the outcome remains uncertain, and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
No tax-related distributions were paid during the three and nine months ended September 30, 2026, and $9.4 million and $49.3 million were paid during the three and nine months ended September 30, 2025, respectively.
16. LOANS AND NOTES PAYABLE
Loans Payable
In the ordinary course of business the Company may borrow fiat currency, such as US dollars, to facilitate digital asset trading and lending activity. For the majority of these loans, there is no set repayment term and the Company can prepay without penalty.

(in thousands)	September 30, 2026	December 31, 2025
Loans payable	$210,478	$52,626
Interest expense related to the Company’s loans payable was $0.3 million and $1.0 million for the three and nine months ended September 30, 2026, respectively, and $3.9 million and $11.7 million for the three and nine months ended September 30, 2025, respectively.
Assets Posted as Collateral Associated with Loans Payable

(in thousands)	September 30, 2026	December 31, 2025
Assets posted as collateral — Digital assets	$144,749	$13,317
Less: Allowance for credit losses	(62)	(62)
Assets posted as collateral associated with digital asset loans payable	$144,687	$13,255
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
On initial recognition of the 2026 Exchangeable Notes, 2029 Exchangeable Notes, and 2031 Exchangeable Notes, debt issuance costs of $13.4 million, $13.6 million and $26.7 million, respectively, were recognized as a

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
reduction of Notes payable and are being expensed over the term of the debt. The unamortized debt issuance cost as of September 30, 2026 and December 31, 2025 was $32.2 million and $39.6 million, respectively. As of September 30, 2026 and December 31, 2025, there was $2.1 billion in principal outstanding of the Exchangeable Notes.
The interest expense from the Exchangeable Notes for the three and nine months ended September 30, 2026 was $18.0 million and $53.3 million, including coupon interest of $7.5 million and $22.4 million, respectively, and $14.4 million and $42.7 million, including coupon interest of $5.9 million and $17.6 million for the three and nine months ended September 30, 2025, respectively. The effective interest rates on the 2026, 2029, and 2031 Exchangeable Notes are 7.0%, 9.2%, and 0.9%, respectively. During each of the three and nine months ended September 30, 2026 and September 30, 2025, no Exchangeable Notes were exchanged.
Data Centers Financing
Credit Agreement
On August 15, 2025, Galaxy Helios I LLC (“Galaxy Helios I”), an indirect wholly owned subsidiary of GDH LP, entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG providing for a senior secured term loan facility in an aggregate principal amount of up to $1.4 billion. The intended use for this facility is to finance the construction and development of a data center project in Dickens County, Texas and related costs. As of September 30, 2026, the outstanding amount drawn on this facility was $1.3 billion, which is recognized within Notes payable in the Company’s condensed consolidated interim statements of financial position.
Commitments under the Credit Agreement will mature on August 15, 2028, unless otherwise earlier terminated pursuant to the terms of the Credit Agreement. Galaxy Helios I may repay amounts borrowed and/or terminate the commitments under the Credit Agreement (in whole or part) at any time subject to the payment of a Prepayment Premium (as defined in the Credit Agreement).
Loans under the Credit Agreement bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 4.75%, subject to a floor of 2.5%. The Company utilizes cash flow hedges, primarily interest rate caps, to mitigate its exposure to variability in the associated interest rate. Total interest cost incurred was $34.1 million and $83.6 million for the three and nine months ended September 30, 2026, respectively, of which zero and $42.1 million, respectively, was capitalized to construction in progress related to the development of the Helios data center campus.
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
In connection with the Credit Agreement, GDH LP provided a completion guarantee in favor of the collateral agent, for the benefit of the secured parties, with respect to the construction of the data center project financed by the Credit Agreement. As the guarantee is provided by GDH LP on behalf of a consolidated subsidiary, no separate liability has been recognized in the Company’s condensed consolidated interim financial statements.
Senior Secured Notes due 2031

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
On July 28, 2026, Galaxy Helios Data Centers II LLC (“Galaxy Helios II”), an indirect wholly owned subsidiary of GDH LP, issued $3.5 billion aggregate principal amount of 9.875% Senior Secured Notes due 2031 (the “2031 Secured Notes”) in a private offering. The 2031 Secured Notes were issued at a price equal to 99.500% of their principal amount, resulting in an aggregate discount of $17.5 million. On initial recognition of the 2031 Secured Notes, debt issuance costs of $34.0 million were recognized as a reduction of Notes payable, and are being expensed over the term of the debt. The unamortized debt issuance cost as of September 30, 2026 was $32.8 million.
The total interest cost incurred for the 2031 Secured Notes was $62.0 million for the three and nine months ended September 30, 2026, of which $20.7 million was capitalized to construction in progress related to the development of the Helios data center campus.
The Company is required to use the proceeds from the 2031 Secured Notes to finance a portion of the development and construction of two buildings containing eight data halls, with a combined 400 megawatts (“MW”) of utility capacity and 260 MW of critical IT capacity on a property in Dickens County, Texas and to fund debt service reserves. In connection with the issuance of the 2031 Secured Notes, GDH LP provided a completion guarantee with respect to the construction of the data center buildings financed by the 2031 Secured Notes. The guarantee addresses construction completion risk, is not limited in amount and does not guarantee repayment of the 2031 Secured Notes. As the guarantee is provided by GDH LP on behalf of a consolidated subsidiary, no separate liability has been recognized in the Company's condensed consolidated interim financial statements.

As of September 30, 2026, the Company’s notes payable repayment obligation was as follows:

(in thousands)	Amount Due
2026	$445,000
2027	—
2028	1,283,407
2029	496,020
2030	140,280
2031	4,573,200
Total	$6,937,907
17. EQUITY
Issued Common Stock
The Company has two classes of ownership interests:
(1)Class A common stock, which shares are traded on Nasdaq under the ticker “GLXY,” and
(2)Class B common stock, which shares are held by Galaxy Group Investments LLC (“GGI”), an entity controlled by our founder and CEO, current and former employees of GDH LP as part of the GDH LP employee compensation plan and certain former stockholders. Shares of Class B common stock do not entitle holders to economic returns in the Company.
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

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
During the three and nine months ended September 30, 2026, a total of 0 and 1,811,579 shares of Class B common stock, respectively, were cancelled in connection with exchanges of LP Units for shares of Class A common stock. During the three and nine months ended September 30, 2025, a total of 2,000,000 and 13,977,011 shares of Class B common stock, respectively, were cancelled in connection with exchanges of LP Units for shares of Class A common stock.
During the three and nine months ended September 30, 2026 and September 30, 2025, there were tax-related distributions of $0, $0, $9.4 million and $49.3 million, respectively, made for the purpose of covering GDH LP Unitholders’ tax expense due to 2024 and 2025 taxable income. The majority of the recipients of the tax distributions are related parties. See Note 19 for further information on related party transactions.
The Company issues shares of Class A common stock on the exercise of stock options and the vesting and settlement of restricted share units. Shares of Class A common stock may also be cancelled in association with withholding obligations on vested and settled restricted share units.
Share Repurchases
On February 6, 2026, the Company’s board of directors authorized a program to repurchase up to $200 million of its Class A common stock (the “Initial Share Repurchase Program”). During the three and nine months ended September 30, 2026, the Company repurchased 3,721,820 and 6,927,051 shares of Class A common stock, respectively, in open-market transactions for an aggregate purchase price of $79.3 million and $144.4 million, respectively, excluding broker commissions and other costs of execution. These amounts exclude shares withheld in connection with employee equity award settlements. See Note 24 for the subsequent share repurchase program approved in October 2026.
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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic income (loss) per share	$0.80	$1.19	$0.23	$0.76
Net income (loss) used in the calculation of basic income (loss) per share	$153,833	$208,468	$43,767	$113,027
Weighted average number of Class A common stock shares for the purposes of basic income (loss) per share	193,344,582	174,709,471	192,767,396	148,730,331
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Diluted income (loss) per share	$0.66	$1.01	$0.14	$0.56
Net income (loss) used in the calculation of diluted income (loss) per share	$169,919	$223,156	$56,859	$209,257
Weighted average number of Class A common stock for the purposes of diluted income (loss) per share	255,698,332	221,463,809	400,540,000	375,881,574
The following adjustments were made to the basic income (loss) per share as they were dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss) used in the calculation of basic income (loss) per share	$153,833	$208,468	$43,767	$113,027
Noncontrolling interests	—	14,688	13,092	96,230
Exchangeable Notes	16,086	—	—	—
Net income (loss) used in the calculation of diluted income (loss) per share	$169,919	$223,156	$56,859	$209,257

Weighted average number of Class A common stock shares for the purposes of basic income (loss) per share	193,344,582	174,709,471	192,767,396	148,730,331
Noncontrolling interests	—	30,031,054	197,521,482	227,151,243
Compensatory awards	8,790,044	16,723,284	10,251,122	—
Exchangeable notes	53,563,706	—	—	—
Weighted average number of Class A common stock for the purposes of diluted income (loss) per share	255,698,332	221,463,809	400,540,000	375,881,574

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
In addition, the following potentially dilutive shares were excluded from the diluted earnings per share calculation as they were anti-dilutive for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Exchangeable LP units	196,596,698	—	—	—
Compensatory awards	—	—	—	—
Noncontrolling interests	—	202,646,202	—	—
Exchangeable notes	—	—	53,563,706	30,247,946
Total	196,596,698	202,646,202	53,563,706	30,247,946
19. RELATED PARTY TRANSACTIONS
The Company’s related parties include entities over which it exercises significant influence and its key management personnel. Key management personnel are those persons having the authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly.
Distributions
No tax-related distributions were paid during the three and nine months ended September 30, 2026, and $9.4 million and $49.3 million were paid during the three and nine months ended September 30, 2025, respectively. A majority of the recipients of the distributions were related parties.
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
The amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events and assumptions, including the timing of the redemptions of Class B common stock, the price of the Company's Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming unit holder’s tax basis in its Class B common stock at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis and the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Company has recognized a TRA-related liability within the Other non-current liabilities of $154.8 million and $150.4 million as of September 30, 2026 and December 31, 2025, respectively, of which $83.8 million and $72.3 million were with related parties.
Investments in Galaxy Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles controlled by them or their immediate family members) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances may not be subject to performance fees. The fair value of such investments aggregated to $10.1 million and $11.5 million as of September 30, 2026 and December 31, 2025, respectively.

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Transactions with GDH Ltd.
Prior to the Reorganization Transactions, in accordance with its then-effective limited partnership agreement, the Company reimbursed or paid for all reimbursable expenses of GDH Ltd. For the three and nine months ended September 30, 2025 the Company paid or accrued $0.0 million and $2.1 million, respectively, on behalf of GDH Ltd., which is included in General and administrative expenses on the Company’s condensed consolidated statements of operations.
On April 14, 2022 GDH LP entered into a promissory note (as amended from time to time, the “Promissory Note”) with GDH Intermediate LLC, a subsidiary of GDH Ltd. prior to the Reorganization Transactions. As a result of the Reorganization Transactions, the Promissory Note was amended and restated with GDH LP and GDI as the counterparties. The Promissory Note is eliminated in consolidation subsequent to the Reorganization Transactions.
GalaxyOne
Certain of our executive officers and directors have accounts on our GalaxyOne platform (which offers access to certain deposit accounts and provides brokerage accounts for trading securities and digital assets) and use GalaxyOne products and services in the ordinary course. Similar to GalaxyOne’s other customers, these individuals pay us standard transaction and other fees related to such use, and earn a yield from us to the extent they hold certain investment products or cash balances on our platform, in each case on the same terms as other customers. As of September 30, 2026 and December 31, 2025, the Company recognized $0.2 million and $0.2 million, respectively, of liabilities related to certain related parties interactions with the GalaxyOne platform.
Other Related Party Transactions
The Company has sub-advisory arrangements with a beneficial owner of GDI (GDH Ltd. prior to the Reorganization Transactions). Such sub-advisory arrangements have been entered into with, or advised by, Galaxy Digital Capital Management LP, a consolidated subsidiary of the Company, in its capacity as an investment advisor registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). For the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, the associated advisory fees were $0.5 million, $1.7 million, $0.7 million, and $2.0 million, respectively.
The Company’s CEO, through an entity which he controls, owns a private aircraft that the Company uses for business purposes in the ordinary course of operations, on terms that are advantageous to the Company. The CEO paid for the purchase of this aircraft with his personal funds and has borne all operating, personnel and maintenance costs associated with its operation and use. During the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, the Company incurred $0.2 million, $0.7 million, $0.1 million and $0.4 million, respectively, for such use negotiated on an arms-length basis in compliance with our aviation matters policy adopted in August 2022.
In addition, we have from time to time made use of the CEO’s private boat to host corporate meetings and for other business purposes in the ordinary course of the Company’s operations, on terms that are advantageous to the Company. The CEO paid for the purchase of this boat with his personal funds and has borne most of the operating, personnel and maintenance costs associated with its operation and use; while the Company paid for the cost of any food and beverage consumption and a portion of operating fees. The expense incurred in relation to this boat was immaterial during the three and nine months ended September 30, 2026 and September 30, 2025.
During the three and nine months ended September 30, 2026 and September 30, 2025, the Company did not record tax payments made on behalf of certain related parties.
20. REPORTABLE SEGMENTS
The Company manages and reports its activities in the following operating businesses: Digital Assets and Data Centers. In the first quarter of 2025, the Company began managing and reporting activities in these two operating segments consistent with changes in our operations and management reporting. In determining the Company’s segment structure, the Company considered the basis on which the chief operating decision maker (“CODM”), as

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
well as other members of senior management, review the financial and operational performance of the Company. The Company’s CODM is its chief executive officer. The CODM primarily relies on segment net income after taxes to evaluate the performance of each reportable segment. Income tax expense (benefit) is attributed to a reportable segment based on the current and deferred income taxes of the legal entities through which that segment's activities are conducted. Tax effects that do not relate to the activities of a specific segment are reported in the Treasury and Corporate segment. In accordance with ASC 280, Segment Reporting, the Company has recast its historical segment information to conform to the current segment structure. Beginning in 2026, income tax expense (benefit) is attributed to the reportable segments. Segment information for the three and nine months ended September 30, 2025 has not been recast for this change, and income tax expense (benefit) for those periods is presented within Treasury and Corporate.
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
Data Centers
The Data Centers segment comprises the Helios infrastructure assets. Our Data Centers segment develops and operates AI/HPC infrastructure to meet the growing demand for large-scale, power-ready facilities in the AI/HPC industry.
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
Assets and liabilities by each of the reportable segments as of September 30, 2026 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Total assets	$7,588,062	$6,767,858	$2,060,826	$16,416,746
Total liabilities	$6,601,614	$5,326,065	$1,497,898	$13,425,577
Assets and liabilities by each of the reportable segments as of December 31, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Total assets	$7,339,673	$1,863,911	$2,144,497	$11,348,081
Total liabilities	$6,238,722	$1,098,739	$975,843	$8,313,304

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the three months ended September 30, 2026 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Digital assets sales	$7,969,608	$—	$—	$7,969,608
Fees	20,958	—	(1,875)	19,083
Blockchain rewards	19,258	—	243	19,501
Proprietary mining	—	—	2,029	2,029
Blockchain rewards from non-customers (1)	90	—	—	90
Interest income	35,791	—	1,243	37,034
Data centers operator revenue	—	9,927	—	9,927
Revenues	8,045,705	9,927	1,640	8,057,272
Gains / (losses) from operations	124,200	—	427,510	551,710
Data centers leasing revenue	—	79,068	—	79,068
Revenues and gains / (losses) from operations	8,169,905	88,995	429,150	8,688,050

Digital assets sales costs	7,962,820	—	—	7,962,820
Blockchain reward distributions	12,573	—	—	12,573
Borrowing costs	17,388	—	7,612	25,000
Mining and hosting costs	—	—	1,927	1,927
Other transaction expenses (2)	3,494	—	745	4,239
Data centers operating cost	—	9,927	—	9,927
Transaction expenses	7,996,275	9,927	10,284	8,016,486
Impairment of digital assets	102,282	—	—	102,282
Compensation and benefits	59,129	5,432	17,625	82,186
Depreciation and amortization	1,821	17,325	2,738	21,884
Other expenses	36,834	5,675	13,942	56,451
Operating expenses	8,196,341	38,359	44,589	8,279,289

Notes interest expense	—	(75,439)	(17,952)	(93,391)
Other income / (expense), net	61	24,344	4,497	28,902
Total other income / (expense)	61	(51,095)	(13,455)	(64,489)

Net income / (loss) for the period, before taxes	$(26,375)	$(459)	$371,106	$344,272
Income tax expense / (benefit)	(1,647)	(24)	23,171	21,500
Net income / (loss) for the period	$(24,728)	$(435)	$347,935	$322,772

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the three months ended September 30, 2025 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Digital assets sales	$28,199,024	$—	$—	$28,199,024
Fees	106,483	—	(1,937)	104,546
Blockchain rewards	56,918	—	(4,719)	52,199
Proprietary mining	—	—	1,171	1,171
Blockchain rewards from non-customers (1)	2,350	—	262	2,612
Interest income	33,236	2,662	6,688	42,586
Revenues	28,398,011	2,662	1,465	28,402,138
Gains / (losses) from operations	408,121	—	408,861	816,982
Revenues and gains / (losses) from operations	28,806,132	2,662	410,326	29,219,120

Digital assets sales costs	28,186,476	—	—	28,186,476
Blockchain reward distributions	46,872	—	(5,198)	41,674
Borrowing costs	47,771	—	3,764	51,535
Mining and hosting costs	—	—	846	846
Other transaction expenses (2)	9,389	—	2,857	12,246
Transaction expenses	28,290,508	—	2,269	28,292,777
Impairment of digital assets	197,702	—	—	197,702
Compensation and benefits	57,945	218	26,885	85,048
Depreciation and amortization	3,812	—	3,585	7,397
Other expenses	21,778	430	55,061	77,269
Operating expenses	28,571,745	648	87,800	28,660,193

Notes interest expense			(14,415)	(14,415)
Other income / (expense), net	5	90	595	690
Total other income / (expense)	5	90	(13,820)	(13,725)

Net income / (loss) for the period, before taxes	$234,392	$2,104	$308,706	$545,202
Income tax expense / (benefit)	—	—	40,145	40,145
Net income / (loss) for the period	$234,392	$2,104	$268,561	$505,057

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the nine months ended September 30, 2026 were as follows:

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Totals
Digital assets sales	$26,417,299	$—	$—	$26,417,299
Fees	62,338	—	(3,556)	58,782
Blockchain rewards	66,124	—	(1,283)	64,841
Proprietary mining	—	—	5,292	5,292
Blockchain rewards from non-customers (1)	891	—	—	891
Interest income	81,673	4,316	7,214	93,203
Data centers operator revenue	—	15,743	—	15,743
Revenues	26,628,325	20,059	7,667	26,656,051
Gains / (losses) from operations	606,644	—	251,167	857,811
Data centers leasing revenue	—	97,945	—	97,945
Revenues and gains / (losses) from operations	27,234,969	118,004	258,834	27,611,807

Digital assets sales costs	26,373,695	—	—	26,373,695
Blockchain reward distributions	46,992	—	(1,782)	45,210
Borrowing costs	50,184	—	11,072	61,256
Mining and hosting costs	—	—	5,348	5,348
Other transaction expenses (2)	9,996	—	7,803	17,799
Data centers operating cost	—	15,743	—	15,743
Transaction expenses	26,480,867	15,743	22,441	26,519,051
Impairment of digital assets	568,032	—	—	568,032
Compensation and benefits	174,126	14,243	61,361	249,730
Depreciation and amortization	6,635	22,087	8,162	36,884
Other expenses	87,696	10,772	52,391	150,859
Operating expenses	27,317,356	62,845	144,355	27,524,556

Notes interest expense	—	(82,804)	(53,261)	(136,065)
Other income / (expense), net	956	24,344	5,041	30,341
Total other income / (expense)	956	(58,460)	(48,220)	(105,724)

Net income / (loss) for the period, before taxes	$(81,431)	$(3,301)	$66,259	$(18,473)
Income tax expense / (benefit)	(3,351)	(32,474)	(3,792)	(39,617)
Net income / (loss) for the period	$(78,080)	$29,173	$70,051	$21,144

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Income and expenses by each of the reportable segments for the nine months ended September 30, 2025 were as follows:

(in thousands)	Digital Assets		Data Centers		Treasury and Corporate	Totals
Digital assets sales	$49,613,572		$—		$—	$49,613,572
Fees	140,150		—		(7,095)	133,055
Blockchain rewards	180,168		—		(15,695)	164,473
Proprietary mining	—		—		13,351	13,351
Blockchain rewards from non-customers (1)	4,610		—		8,609	13,219
Interest income	86,785		2,662		12,782	102,229
Revenues	50,025,285		2,662		11,952	50,039,899
Gains / (losses) from operations	555,961	—	—	—	535,784	1,091,745
Revenues and gains / (losses) from operations	50,581,246		2,662		547,736	51,131,644

Digital assets sales costs	49,572,356		—		—	49,572,356
Blockchain reward distributions	152,959		—		(21,457)	131,502
Borrowing costs	59,997		—		67,086	127,083
Mining and hosting costs	—		—		7,121	7,121
Other transaction expenses (2)	22,534		—		9,131	31,665
Transaction expenses	49,807,846		—		61,881	49,869,727
Impairment of digital assets	319,317	—	—	—	118,291	437,608
Compensation and benefits	142,118		1,481		63,371	206,970
Depreciation and amortization	10,927		1,251		15,290	27,468
Other expenses	65,657		815		161,590	228,062
Operating expenses	50,345,865		3,547		420,423	50,769,835

Notes interest expense					(42,726)	(42,726)
Unrealized gain / (loss) on notes payable – derivative	—	—	—	—	(35,544)	(35,544)
Other income / (expense), net	5	—	90	—	2,185	2,280
Total other income / (expense)	5		90		(76,085)	(75,990)

Net income / (loss) for the period, before taxes	$235,386		$(795)		$51,228	$285,819
Income tax expense / (benefit)	—	—	—	—	45,503	45,503
Net income / (loss) for the period	$235,386		$(795)		$5,725	$240,316
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
The following table presents the changes in the Company's contract liabilities for the periods ended September 30, 2026 and December 31, 2025.

(in thousands)	September 30, 2026	December 31, 2025
Balance, beginning of period	$52,321	$—
Additions	—	57,071
Less: Amounts recognized as revenue	(14,250)	(4,750)
Balance, end of period	$38,071	$52,321
The Company recognized revenue of $4.8 million and $14.3 million related to its contract liabilities for the three and nine months ended September 30, 2026, respectively, and $0 and $0 for the three and nine months ended September 30, 2025, respectively. The Company expects to recognize its contract liabilities as revenue on a straight-line basis through September 2028.
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
The Company also participates in decentralized finance protocols, smart contracts that perform specific functions. Decentralized finance protocols allow the Company to provide or access liquidity, as well as exchange digital assets directly, on the blockchain. The Company deposits or transfers its digital assets to the smart contracts of these decentralized finance protocols and typically receives protocol-specific digital assets that represent the Company’s claims on the underlying digital assets. The Company’s transactions with such decentralized finance protocols rely on the functions of open source smart contracts, which are not developed by the Company and could be subject to exploits. The Company mitigates this smart contract risk through review of smart contract audits, as well as other risk management strategies that prevent concentration in or over-reliance on any individual decentralized finance protocol. Additionally, as transactions on decentralized protocols may occur without a centralized authority, the Company has implemented processes to monitor and review the digital asset wallets that interact with decentralized protocols in which the Company participates. As of September 30, 2026, five protocols, Morpho, Forward, Aave, Spark, and Sky represented 71% of the Company’s digital assets associated with decentralized finance protocols balance. As of December 31, 2025, three protocols, Aave, Kamino, and Spark, represented 70% of the Company’s digital assets associated with decentralized finance protocols balance. As of the date of this filing, the Company has not experienced any losses related to loss of access to its digital assets associated with decentralized finance protocols.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and loans receivable. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company held $520.6 million

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
and $564.3 million of cash and cash equivalents at brokers and $56.2 million and $77.5 million of cash and cash equivalents on trading platforms as of September 30, 2026 and December 31, 2025, respectively. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of September 30, 2026 and December 31, 2025, no individual customer accounted for 10% or more of net accounts receivable. During the three months ended September 30, 2026, one digital asset trading platform accounted for 15% of revenue, and during the nine months ended September 30, 2026, two digital asset trading platforms accounted for 28% of revenue. During the three and nine months ended September 30, 2025, two digital asset trading platforms accounted for 39% of revenue. As of September 30, 2026 and December 31, 2025, three counterparties and their related parties accounted for 54% and 45%, respectively, of the Company’s Loans receivable and Digital asset loans receivable balance. The Company held collateral exceeding 100% of the loan carrying value for each of these three counterparties as of both September 30, 2026 and December 31, 2025.
The Company is also subject to liquidity and concentration risk related to its short-term loans payable. The loans are callable on demand by the counterparties and are typically collateralized by the Company’s cash, investment securities, and digital assets held in the Company’s trading accounts at counterparties’ trading platforms. As of September 30, 2026, two lending counterparties accounted for greater than 5% of current liabilities, with one at 5.9% and one at 5.3%. As of December 31, 2025, one individual lending counterparty accounted for greater than 5% of current liabilities at 9.4%. The proceeds from these loans are utilized for trading activities.
The Company conducts digital asset trades using both direct principal to principal transactions with counterparties and through centralized or decentralized digital asset trading platforms. Digital assets held on trading platforms are subject to the operational control of the platform operators, and could potentially be lost or impaired due to fraud or negligence of the platform operators. The Company mitigates this risk by performing regular reviews of each digital asset trading platform on which it transacts, distributing its digital assets across multiple different trading platforms to reduce concentration risk, and holding assets in self-custody where appropriate. As of September 30, 2026 and December 31, 2025, approximately 43% and 37%, respectively, of the Company’s digital assets were held with third parties, including centralized trading platforms or posted with counterparties. As of September 30, 2026, one centralized digital asset trading platform held more than 10% of the Company’s digital assets at 11%. As of December 31, 2025, one centralized digital asset trading platform held more than 10% of the Company’s digital assets at 14%.
The Company is undertaking the construction of a data center at its Helios campus specifically designed to support AI/HPC applications. This initiative is subject to a variety of risks and uncertainties that could materially affect the Company's financial position, results of operations, and future prospects. These currently include, but are not limited to, construction and development risks, operational and performance risks, tenant credit risk, government regulatory risk and financing and liquidity risks. The Company continually monitors these and other potential risks and uncertainties. There can be no assurance that the Company will successfully mitigate these risks or that the construction and operation of the data center will proceed as planned.
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
22. INCOME TAXES
For the three months ended September 30, 2026 and 2025, the effective tax rates were 6.25% and 7.36%, respectively. For the nine months ended September 30, 2026 and 2025, the effective tax rates were 214% and 15.92%, respectively. The effective tax rate differs from the statutory rate primarily due to federal tax credits, tax attributed to foreign jurisdictions, and changes in state apportionment. The Company accounts for transferrable tax

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
credits under the provisions of ASC 740, Income Taxes. There were no material changes to uncertain tax positions or valuation allowances against deferred tax assets for the three and nine months ended September 30, 2026.
23. OPERATING PARTNERSHIP FINANCIAL INFORMATION
The following tables represent the consolidated statements of financial position and consolidated statements of operations of GDH LP, the Company’s operating partnership:

Galaxy Digital Holdings LP’s Condensed Consolidated Interim Statements of Operations and Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenues	$8,136,331	$28,401,870	$26,753,987	$50,039,611
Gains / (losses) from operations	551,710	816,982	857,811	1,091,745
Revenues and gains / (losses) from operations	8,688,041	29,218,852	27,611,798	51,131,356
Operating expenses:
Transaction expenses	8,016,486	28,292,777	26,519,051	49,869,727
Impairment of digital assets	102,282	197,702	568,032	437,608
Other operating expenses	163,216	172,443	444,748	469,971
Total operating expenses	8,281,984	28,662,922	27,531,831	50,777,306

Other income / (expense):	(69,523)	(13,459)	(110,757)	(76,417)

Net income / (loss) before taxes	$336,534	$542,471	$(30,790)	$277,633
Income taxes expense / (benefit)	1,452	(7,100)	16,246	(7,354)
Net income / (loss)	$335,082	$549,571	$(47,036)	$284,987
Other comprehensive income (loss)	5,447	(2,605)	13,491	(2,605)
Comprehensive income (loss)	$340,529	$546,966	$(33,545)	$282,382

Galaxy Digital Inc.
Notes to the Condensed Consolidated Interim Financial Statements
(Expressed in US Dollars—unaudited)
Galaxy Digital Holdings LP’s Condensed Consolidated Interim Statements of Financial Position

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,266,582	$1,244,395
Digital assets	4,301,392	4,541,661
Digital assets receivable	8,328	8,497
Digital assets loan receivable, net of allowance	966,878	1,078,929
Investments	4,599,901	1,732,305
Assets posted as collateral	300,826	199,983
Loans receivable	1,009,871	562,376
Property and equipment, net	2,946,995	1,423,113
Other assets	770,822	397,651
Total assets	$16,171,595	$11,188,910
Liabilities and Equity
Digital assets borrowed	2,343,597	2,417,268
Loans payable	351,140	188,176
Collateral payable	2,612,219	1,980,171
Notes payable	6,748,432	2,861,055
Other liabilities	1,356,103	847,563
Total liabilities	13,411,491	8,294,233

Total equity	2,760,104	2,894,677

Total liabilities and equity	$16,171,595	$11,188,910
24. SUBSEQUENT EVENTS
In October 2026, having fully utilized our initial $200 million share repurchase authorization under the Initial Share Repurchase Program, the Company approved a new repurchase program to repurchase up to an additional $200 million of the Company’s outstanding shares of Class A common stock (the “Share Repurchase Program”) from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws, stock exchange requirements and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate, legal and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock.

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
Our Digital Assets operating business segment provides a range of products and services across digital asset markets, including trading, financing, asset management, staking, tokenization, and wallet and custody infrastructure. Galaxy has relationships with more than 1,700 trading counterparties spanning both crypto-native and traditional finance, with approximately $11.0 billion in assets across our platform as of September 30, 2026.
Our full suite of services spans across two operating business segments: Digital Assets and Data Centers.
Our Digital Assets operating business segment includes:
•Our Global Markets business, which provides over-the-counter (“OTC”) spot and derivatives trading, lending, structured products, as well as mergers and acquisitions (“M&A”) advisory and equity and debt capital markets services.
•Our Asset Management & Infrastructure Solutions business, which encompasses our investment management division and blockchain infrastructure products and services, with approximately $11.0 billion in assets across the platform as of September 30, 2026. Our Asset Management business manages a diverse suite of ETF and Alternatives strategies, taking the investing DNA that has been core to Galaxy since our founding and externalizing it for institutional allocators and individuals. Our Infrastructure Solutions business enables our clients to participate in an increasingly on-chain and decentralized future through staking, tokenization and custodial technology. We also serve as a design partner and infrastructure provider to financial institutions to help advance their digital asset infrastructure for institutional markets.
Our Data Centers operating business segment develops and operates AI/HPC infrastructure to meet the growing demand for large-scale, power-ready facilities in the AI/HPC industry. Galaxy’s Helios data center campus, located in the panhandle region of West Texas, has developed the first 133 megawatts (“MW”) of critical IT load, utilizing approximately 200 MW of gross power capacity, for CoreWeave, Inc. (“CoreWeave”) under a 15-year lease agreement (the “Lease Agreement”) entered into in April 2025. In total, the Electric Reliability Council of Texas (“ERCOT”) has approved over 1.6 gigawatts (“GW”) of gross power capacity at our Helios campus. In addition to the initial 200 MW described above, 600 MW of this gross power capacity will support the incremental 393 MW of critical IT load leased to CoreWeave under the Phase II and Phase III leases pursuant to the Lease Agreement, which is expected to be delivered starting in the second quarter of 2027. The remaining 830 MW of approved power capacity remains available to be contracted.
We have expanded our data center development pipeline in Texas. At our Helios campus, we have submitted a 1 GW load request, which remains subject to ERCOT’s interconnection process and approval, and have identified the potential for an additional 1 GW of expansion. We also acquired two additional sites, Caspian and Selene, with potential power capacity of approximately 700 MW and 900 MW, respectively, subject to ERCOT’s interconnection process. In addition, we entered into a development agreement with the city of McGregor, Texas, to acquire approximately 500 acres in the McGregor Industrial Park for the development of our Merlin campus, for which we have secured an agreement for approximately 74 MW of capacity in the initial phase, with the potential to expand to approximately 500 MW as the utility upgrades transmission infrastructure. Including the potential expansion at Helios and these sites, our total potential power pipeline exceeds 5.7 GW.

Our operating business segments are supplemented by our Treasury and Corporate segment, which includes Galaxy’s diversified portfolio of digital assets, venture, private equity, and fund investments.
Financial and Business Highlights
•Galaxy generated Net income of $322.8 million and $21.1 million for the three and nine months ended September 30, 2026, respectively, compared to Net income of $505.1 million and $240.3 million for the three and nine months ended September 30, 2025, respectively.
•Galaxy generated Adjusted EBITDA of $454.7 million and $190.0 million for the three and nine months ended September 30, 2026, respectively, compared to Adjusted EBITDA of $629.4 million and $551.1 million for the three and nine months ended September 30, 2025, respectively.
•Total equity was $3.0 billion and cash and cash equivalents, stablecoin, and U.S. Treasury holdings were $4.9 billion as of September 30, 2026. These gross holdings include amounts held for project construction and debt service and do not represent funds available solely for general corporate purposes.
Our Business Model
Galaxy’s business generates revenue through a variety of channels, creating a diversified and resilient cash flow base that is not directly correlated to any single asset, token, or business line. Within the Digital Assets operating business segment, the Global Markets business earns revenue from spreads on client trades, net interest income from lending activities, and fees from M&A and capital raising transactions. Galaxy’s Asset Management & Infrastructure Solutions business generates management and performance fees on assets under management, fees on assets staked to our validator nodes, licensing fees from institutions who leverage our proprietary self-custody technology and contracted revenues from infrastructure mandates with financial institutions.
Within our Data Centers operating business segment, the majority of revenue comes from long-term lease agreements with cloud service provider clients that Galaxy may obtain from time to time for HPC. We expect this segment to become a significant and diversified source of long-term, predictable revenue for Galaxy, uncorrelated to the prices of digital assets, particularly as we continue to deliver critical IT load for CoreWeave (and potentially other future customers). We recognized our first lease revenue from this segment in the second quarter of 2026.
We also earn revenue by managing a diversified portfolio of digital assets, venture, private equity, and fund investments on our balance sheet, as well as through our remaining bitcoin mining operations, all of which are reported within the Treasury and Corporate segment.
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
Adjusted EBITDA is defined as Net income / (loss), excluding (i) equity-based compensation and related expense, (ii) notes interest and other expense, (iii) tax expense / (benefit), (iv) depreciation and amortization expense, (v) gains and losses on the embedded derivative on our Exchangeable Notes which ceased to exist as a result of the Reorganization Transactions, (vi) mining-related impairment loss / loss on disposal of mining equipment, (vii) interest income earned on the unspent proceeds of the 9.875% Senior Secured Notes due 2031 (the “2031 Secured Notes”), and (viii) other items that we believe are not indicative of our ongoing results. The above items are excluded from our Adjusted EBITDA because these items are non-cash in nature, or because the amount and timing of these items are unpredictable, are not driven by core results of operations, and render comparisons with prior periods and competitors less meaningful.

This non-GAAP financial measure does not have any standardized meanings prescribed by GAAP and may not be comparable to similar measures presented by other companies in our industry. This non-GAAP financial measure has been prepared by, and is the responsibility of, Galaxy’s management, and has not been audited or reviewed by our independent registered public accounting firm. You should not place undue reliance on this non-GAAP financial measure. Beginning in 2026, Income tax expense / (benefit) is allocated to each segment; for the three and nine months ended September 30, 2025, Income tax expense / (benefit) is presented entirely within Treasury and Corporate. Because Income tax expense / (benefit) is added back in arriving at Adjusted EBITDA, this difference in presentation does not affect segment Adjusted EBITDA for either period.
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, Net income / (loss):

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Three Months Ended September 30, 2026
Net income / (loss)	$(24,728)	$(435)	$347,935	$322,772
Add back:
Equity based compensation	9,137	785	6,142	16,064
Notes interest and other expense	—	75,439	17,952	93,391
Tax expense / (benefit)	(1,647)	(24)	23,171	21,500
Depreciation and amortization expense	1,821	17,325	2,738	21,884
Other (1)	6,395	(24,344)	(2,913)	(20,862)
Adjusted EBITDA	$(9,022)	$68,746	$395,025	$454,749

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Three Months Ended September 30, 2025
Net income / (loss)	$234,392	$2,104	$268,561	$505,057
Add back:
Equity based compensation	11,989	1,645	8,423	22,057
Notes interest and other expense	—	—	14,415	14,415
Tax expense / (benefit)	—	—	40,145	40,145
Depreciation and amortization expense	3,812	—	3,585	7,397
Mining related impairment loss / loss on disposal	—	—	38,027	38,027
Reorganization and reorganization merger costs	—	—	1,401	1,401
Settlement expense	—	—	1,810	1,810
Other (1)	(272)	(90)	(595)	(957)
Adjusted EBITDA	$249,921	$3,659	$375,772	$629,352

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Nine Months Ended September 30, 2026
Net income / (loss)	$(78,080)	$29,173	$70,051	$21,144
Add back:
Equity based compensation	29,326	2,079	18,964	50,369
Notes interest and other expense	—	82,804	53,261	136,065
Tax expense / (benefit)	(3,351)	(32,474)	(3,792)	(39,617)
Depreciation and amortization expense	6,635	22,087	8,162	36,884
Other (1)	6,557	(24,344)	2,895	(14,892)
Adjusted EBITDA	$(38,913)	$79,325	$149,541	$189,953

(in thousands)	Digital Assets	Data Centers	Treasury and Corporate	Nine Months Ended September 30, 2025
Net income / (loss)	$235,386	$(795)	$5,725	$240,316
Add back:
Equity based compensation	29,757	2,115	18,997	50,869
Notes interest and other expense	—	—	42,726	42,726
Tax expense / (benefit)	—	—	45,503	45,503
Depreciation and amortization expense	10,927	1,251	15,290	27,468
Mining related impairment loss / loss on disposal	—	—	95,057	95,057
Unrealized (gain) / loss on notes payable – derivative	—	—	35,544	35,544
Reorganization and reorganization merger costs	—	—	8,687	8,687
Settlement expense	—	—	7,344	7,344
Other (1)	(148)	(90)	(2,185)	(2,423)
Adjusted EBITDA	$275,922	$2,481	$272,688	$551,091
______________
(1)Other includes non-operating income and expenses, as well as other items not indicative of ongoing operating performance, such as interest income earned on the unspent proceeds of the 2031 Secured Notes and non-recurring restructuring charges.
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
Adoption of digital assets
The launch of Bitcoin ETFs in 2024 coupled with a shift in U.S. government policy in 2025 enabled wider institutional adoption of bitcoin and other digital assets through increased market access and regulatory clarity. The initially retail-driven adoption of cryptocurrencies has evolved to include institutional holders, utilizing digital assets as both a store of value and for commercial applications. According to the National Cryptocurrency Association 2026 State of Crypto Holders Report, the number of U.S. cryptocurrency owners was over 67 million, or one in four American adults. Additionally, in a report released by EY Parthenon in March 2026, 68% of institutional investors intended to increase their allocations to digital assets in 2026. Institutional engagement has increasingly extended beyond directional exposure to the tokenization of real-world assets, including tokenized U.S. Treasuries, money market funds, private credit, and, more recently, tokenized equities and securities. Industry trackers estimate that the aggregate value of tokenized real-world assets (excluding stablecoins) grew to approximately $38.6 billion as of September 30, 2026, up from roughly $23.8 billion a year earlier, with growth driven primarily by institutional rather than retail participation. Bitcoin's price nonetheless remains volatile; its trailing five-year compounded annual growth rate was approximately 15.0% as of September 30, 2026, reflecting a meaningful drawdown over the trailing twelve months. Historical trends are not indicative of future adoption, and it is possible that the adoption of digital assets and blockchain technology may slow, take longer to develop, or never be broadly adopted, which would negatively impact our business and operating results.
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
Regulation in U.S. and international markets
Our financial prospects and continued growth depend in part on our ability to continue to operate in a manner compliant with regulations. Our business is subject to the oversight of numerous regulatory agencies in the U.S. and other jurisdictions, including, but not limited to, FinCEN, the Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”). In July 2025, the GENIUS Act was signed into law, establishing the first federal framework for payment stablecoins, and the U.S. House of Representatives passed the CLARITY Act, which would have delineated SEC and CFTC jurisdiction over digital assets, but which failed to advance in the Senate in September 2026. While these developments have provided greater regulatory clarity, the framework governing digital assets continues to evolve, and many of these agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Our strategy is to continue to invest in our finance, legal, compliance, and security functions in order to remain at the forefront of digital asset policy initiatives and regulatory trends. We primarily service institutional customers potentially mitigating some of the compliance risks. However, as the industry matures, we may experience fluctuations in our operating results as a result of changes in the laws and regulations that are applicable to our business.
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
Operating expenses
Operating expenses consist of transaction expenses, impairment of digital assets, compensation and benefits, general and administrative, depreciation and amortization, technology, and professional fees. Notes interest expense is presented within Other income / (expense).

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
Results of Operations
Below is a discussion of our results of operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The results of operations presented below should be reviewed in conjunction with our condensed consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025
The table below presents our results of operations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenues	$8,057.3	$28,402.1	$(20,344.9)	(72)%	$26,656.1	$50,039.9	$(23,383.8)	(47)%
Gains / (losses) from operations	551.7	817.0	(265.3)	(32)%	857.8	1,091.7	(233.9)	(21)%
Data center leasing revenue	79.1	—	79.1	n/m	97.9	—	97.9	n/m
Revenues and gains / (losses) from operations	8,688.1	29,219.1	(20,531.1)	(70)%	27,611.8	51,131.6	(23,519.8)	(46)%
Operating expenses:
Transaction expenses	8,016.5	28,292.8	(20,276.3)	(72)%	26,519.1	49,869.7	(23,350.7)	(47)%
Impairment of digital assets	102.3	197.7	(95.4)	(48)%	568.0	437.6	130.4	30%
Compensation and benefits	82.2	85.0	(2.9)	(3)%	249.7	207.0	42.8	21%
General and administrative	25.3	51.3	(26.0)	(51)%	58.6	137.0	(78.4)	(57)%
Depreciation and amortization	21.9	7.4	14.5	196%	36.9	27.5	9.4	34%
Technology	17.3	11.5	5.8	50%	48.3	33.0	15.3	46%
Professional fees	13.9	14.5	(0.6)	(4)%	43.9	58.0	(14.1)	(24)%
Total operating expenses	8,279.3	28,660.2	(20,380.9)	(71)%	27,524.6	50,769.8	(23,245.3)	(46)%
Other income / (expense):
Notes interest expense	(93.4)	(14.4)	(79.0)	548%	(136.1)	(42.7)	(93.3)	218%
Unrealized gain / (loss) on notes payable – derivative	—	—	—	n/m	—	(35.5)	35.5	n/m
Other income / (expense), net	28.9	0.7	28.2	4,089%	30.3	2.3	28.1	1,231%
Total other income / (expense)	(64.5)	(13.7)	(50.8)	n/m	(105.7)	(76.0)	(29.7)	n/m
Net income / (loss) before taxes	$344.3	$545.2	$(200.9)	(37)%	$(18.5)	$285.8	$(304.3)	(106)%
Income taxes expense / (benefit)	21.5	40.1	(18.6)	(46)%	(39.6)	45.5	(85.1)	(187)%
Net income / (loss)	$322.8	$505.1	$(182.3)	(36)%	$21.1	$240.3	$(219.2)	(91)%
Revenues and gains from operations
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Digital assets sales	$7,969.6	$28,199.0	$(20,229.4)	(72)%	$26,417.3	$49,613.6	$(23,196.3)	(47)%
Fees	19.1	104.5	(85.5)	(82)%	58.8	133.1	(74.3)	(56)%
Blockchain rewards	19.5	52.2	(32.7)	(63)%	64.8	164.5	(99.6)	(61)%
Proprietary mining	2.0	1.2	0.9	73%	5.3	13.4	(8.1)	(60)%
Blockchain rewards from non-customers(1)	0.1	2.6	(2.5)	(96)%	0.9	13.2	(12.3)	(93)%
Interest Income	37.0	42.6	(5.6)	(13)%	93.2	102.2	(9.0)	(9)%
Data center operator revenue	9.9	—	9.9	n/m	15.7	—	15.7	n/m
Total revenues	$8,057.3	$28,402.1	$(20,344.9)	(72)%	$26,656.1	$50,039.9	$(23,383.8)	(47)%
______________
(1)Includes blockchain rewards earned from decentralized finance protocols and third-party staking infrastructure.

Total revenues were $8.1 billion and $26.7 billion, a decrease of $20.3 billion and a decrease of $23.4 billion, or 72% and 47%, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026 was primarily driven by a $20.2 billion decrease in Digital assets sales. The decrease for the nine months ended September 30, 2026, was driven by a $23.2 billion decrease in Digital assets sales. Galaxy recognizes revenue from transactions with customers, which include centralized trading platforms, and the corresponding Digital asset sales cost, on a gross basis because of its role as principal in sales and purchases of digital intangible assets. The significant volume of Galaxy’s digital intangible asset transactions results in significant Digital assets sales revenue with corresponding significant digital asset sales cost reflected in Transaction expenses. As a result, the magnitude of changes in Revenue on the Company’s statement of operations overshadow other parts of the business, but are predominantly offset by Transaction expenses in Net income / (loss).
Digital assets sales were $8.0 billion and $26.4 billion, a decrease of $20.2 billion and $23.2 billion, or 72% and 47%, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. Digital assets sales associated with external customer facing trades are reflected in the Digital Assets segment. The decrease was primarily driven by a significant trade execution in the third quarter of 2025 as well as higher average digital asset prices in 2025.
Sales of bitcoin, ether and tether made up 84% of digital asset sales for three and nine months ended September 30, 2026, versus 86% of Digital assets sales for the three and nine months ended September 30, 2025, respectively. Approximately 48% of Digital asset sales revenue for the three months ended September 30, 2026 was comprised of the sale of bitcoin, compared to 52% of Digital assets sales revenue for the three months ended September 30, 2025. Approximately 8% of Digital asset sales revenue for the three months ended September 30, 2026 was comprised of the sale of ether, compared to 15% of Digital assets sales revenue for the three months ended September 30, 2025. Approximately 51% of Digital asset sales revenue for the nine months ended September 30, 2026 was comprised of the sale of bitcoin, compared to 53% of Digital assets sales revenue for the nine months ended September 30, 2025. Approximately 8% of Digital asset sales revenue for the nine months ended September 30, 2026 was comprised of the sale of ether, compared to 14% of Digital assets sales revenue for the nine months ended September 30, 2025.
Fee revenue was $19.1 million and $58.8 million, a decrease of $85.5 million and a decrease of $74.3 million, or 82% and 56%, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2026, the decrease was primarily attributable to lower investment banking fees.
Investment banking fees were $2.1 million and $6.2 million for the three and nine months ended September 30, 2026, respectively, compared to $85.2 million and $90.0 million in the corresponding periods in 2025, attributed to the Forward Industries, Inc. transaction completed in the third quarter of 2025. Lower investment banking fees contributed to the year-over-year decreases in fee revenue.

Blockchain rewards from customers were $19.5 million and $64.8 million, a decrease of $32.7 million and $99.6 million, or 63% and 61%, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively. These decreases were primarily attributable to a lower average price of digital assets during the 2026 periods. Galaxy retained up to 10% of the net portion of blockchain rewards earned on third party digital assets bonded to Galaxy validator nodes, including the Galaxy Digital Crypto Vol Fund (“CPO”), as of September 30, 2026. Blockchain rewards generated by the Digital Assets segment on Treasury and Corporate digital assets are eliminated on consolidation within the Treasury and Corporate segment. Blockchain rewards earned from non-customers are primarily generated from participation in various decentralized finance protocols. The yield generated from these activities is primarily driven by the value of the underlying digital asset at the time of receipt and the various incentives provided by the protocols to participants.
Blockchain rewards from non-customers were $0.1 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, compared to $2.6 million and $13.2 million in the corresponding periods in 2025, decreases of $2.5 million and $12.3 million, or 96% and 93%, respectively. These rewards include amounts earned from decentralized finance protocols and third-party staking infrastructure, and fluctuate based on the Company’s participation on various decentralized finance venues.

Proprietary mining was $2.0 million and $5.3 million, an increase of $0.9 million and a decrease of $8.1 million, or 73% and 60%, for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. The year-to-date decreases are attributable to proprietary mining at the Helios site that operated through the end of the first quarter of 2025. The Company’s remaining mining activities are reflected within the Treasury and Corporate segment.

Interest income was $37.0 million and $93.2 million, a decrease of $5.6 million and a decrease of $9.0 million, or 13% and 9%, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. This decrease was primarily attributable to a reduction in average interest rate, partially offset by an increase in size of the loan book for the nine months ended September 30, 2026 . The average loan book size for the three and nine months ended September 30, 2026 was $1.8 billion and $1.6 billion compared to $1.8 billion and $1.3 billion for the three and nine months ended September 30, 2025. External lending revenue is reflected within the Digital Assets segment.
Data center operator revenue was $9.9 million and $15.7 million for the three and nine months ended September 30, 2026, respectively, attributable to pass-through operating costs related to the CoreWeave lease.
Gains / (losses) from operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Net gain / (loss) on digital assets	$132.4	$453.8	$(321.4)	(71)%	$648.7	$570.5	$78.2	14%
Net gain / (loss) on investments	$386.5	$297.8	$88.7	30%	$59.4	$360.0	$(300.6)	(84)%
Net gain / (loss) on derivatives trading	$32.8	$65.4	$(32.6)	(50)%	$149.8	$161.2	$(11.5)	(7)%
Net gain / (loss) from operations	$551.7	$817.0	$(265.3)	(32)%	$857.8	$1,091.7	$(233.9)	(21)%
Net gain / (loss) on digital assets was $132.4 million and $648.7 million for the three and nine months ended September 30, 2026, respectively, compared to a Net gain / (loss) on digital assets of $453.8 million and $570.5 million for the three and nine months ended September 30, 2025, respectively. The net gain on digital assets during the three months ended September 30, 2026 was primarily driven by net gains of approximately $42.0 million on HYPE including associated DeFi assets, net gains of approximately $34.1 million on bitcoin, including associated DeFi assets, and net gains of approximately $33.5 million on ether including associated DeFi assets. The net gain on digital assets during the nine months ended September 30, 2026 was primarily driven by net gains of approximately $227.6 million on bitcoin, including associated DeFi assets, net gains of approximately $129.0 million on HYPE, including associated DeFi assets, and net gains of approximately $115.1 million on ether, including associated DeFi assets. Galaxy transacts in bitcoin, which increased in value by 43% and decreased in value by 5% in the three and nine months ended September 30, 2026, respectively, and in ether, which increased in value by 71% and decreased in value by 10% in the three and nine months ended September 30, 2026, respectively. The $321.4 million decrease for the three months ended September 30, 2026 compared to the prior year period was primarily attributable to a $236.9 million decrease in net gains on digital intangible assets measured at fair value and a $113.1 million decrease in net gains on digital intangible assets not measured at fair value, partially offset by a $28.6 million increase in net gains on digital financial assets measured at fair value. The $78.2 million increase for the nine months ended September 30, 2026 was primarily attributable to a $78.1 million increase in net gains on digital intangible assets measured at fair value and a $36.3 million increase in net gains on digital financial assets measured at fair value, partially offset by a $36.2 million decrease in net gains on digital intangible assets not measured at fair value. The net gain or loss on digital assets not measured at fair value depends on the difference in value of the underlying digital asset between the time of recognition and derecognition. Net gain / (loss) on digital assets is reflected in both the Digital Assets and Treasury and Corporate segments depending on the underlying activity.
The primary drivers for the net gains and losses on digital assets were as follows:

	Three months ended September 30,				Nine Months Ended September 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Net gain/(loss) on digital intangible assets measured at fair value	$42.6	$279.4	$(236.9)	(84.8)%	$205.5	$127.4	$78.1	61.3%
Net gain/(loss) on digital intangible assets not measured at fair value (1)	89.7	202.8	(113.1)	(55.8)%	436.4	472.6	(36.2)	(7.7)%
Net gain/(loss) on digital financial assets measured at fair value(2)	0.1	(28.5)	28.6	100.4%	6.8	(29.5)	36.3	123.1%
Net gain/(loss) on digital assets	$132.4	$453.8	$(321.4)	(70.8)%	$648.7	$570.5	$78.2	13.7%
_______________

(1)Includes gain on derecognition of impaired digital assets.
(2)Includes gains and losses on tokenized financial assets such as U.S. Treasuries as well as tokenized variable debt tokens.
Net gain on investments was $386.5 million and $59.4 million for the three and nine months ended September 30, 2026, respectively, compared to a Net gain on investments of $297.8 million and $360.0 million for the three and nine months ended September 30, 2025, respectively. The net gain for the three months ended September 30, 2026 included $411.9 million of net unrealized gains, partially offset by $25.4 million of net realized losses. The net gain for the nine months ended September 30, 2026 included $44.8 million of net unrealized gains and $14.6 million of net realized gains. The net gain for the nine months ended September 30, 2026 was primarily attributable to net unrealized gains on private investments such as Etched.ai, Ripple Labs Inc. (“Ripple”), and Galaxy Venture Fund, as well as bitcoin ETFs. The net gain for the three months ended September 30, 2026 was primarily attributable to net unrealized gains on bitcoin ETFs, Etched.ai, Forward Industries, Inc. and Ripple. The net gain for the three months ended September 30, 2025 was primarily attributable to net unrealized gains on bitcoin ETFs, Ripple, and Mt. Gox Investment Fund LP as well as realized gains on bitcoin ETFs, FTX bankruptcy claim residuals, and the sponsored Galaxy Digital Crypto Vol Fund. The net gain for the nine months ended September 30, 2025 was primarily attributable to unrealized gains on Ripple, the Galaxy sponsored investment funds, and Candy Digital as well as realized gains on bitcoin ETFs, Xapo and the sponsored Galaxy Digital Crypto Vol Fund.

Net gain on derivatives trading was $32.8 million and $149.8 million, a decrease of $32.6 million and a decrease of $11.5 million, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively. Derivatives trading gains include proprietary trading and hedging activities. The decrease for the three months ended September 30, 2026 was primarily attributable to a $24.6 million decrease in realized and unrealized gains on settled and unsettled digital asset derivatives, partially offset by a $6.4 million increase in realized and unrealized gains on settled and unsettled foreign currency derivatives. The decrease for the nine months ended September 30, 2026 was primarily attributable to a $65.4 million decrease in realized and unrealized gains on settled and unsettled digital asset, foreign currency, interest rate, and commodities derivatives, partially offset by a $53.9 million increase in realized and unrealized gains on settled and unsettled equity securities derivatives. Net gain / (loss) on derivatives is reflected in both the Digital Assets and Treasury and Corporate segments dependent on the underlying activity.
Net derivative gain represents gains / (losses) from settled derivative trades and gains / (losses) on open derivatives. It was driven by the following free-standing derivatives:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(in thousands)	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading	Gains / (losses) on open derivatives	Gains / (losses) from settled derivative trades	Net gain on derivatives trading
Digital assets(1)	$58,477	$(14,616)	$43,861	$(18,668)	$134,937	$116,269
Foreign currencies	2,724	(1,556)	1,168	(1,822)	1,407	(415)
Interest rates	(1,051)	(3,700)	(4,751)	(1,708)	(20,688)	(22,396)
Equity securities	(46,316)	39,023	(7,293)	(32,712)	90,531	57,819
Commodities	850	(1,002)	(152)	(1,566)	44	(1,522)
Total	$14,684	$18,149	$32,833	$(56,476)	$206,231	$149,755
________________
(1)Galaxy actively hedged its exposure to restricted digital assets and digital asset receivables, which contributed $9.6 million and $46.7 million, respectively, to Net derivative gains / (losses) in the three and nine months ended September 30, 2026.

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
_______________
(1)Galaxy actively hedged its exposure to restricted digital assets and digital asset receivables, which contributed $30.3 million and $94.7 million, respectively, to Net derivative gains / (losses) in the three and nine months ended September 30, 2025.

Data Center Revenue
Data center lease revenue was $79.1 million and $97.9 million for the three and nine months ended September 30, 2026, attributable to the commencement of the CoreWeave Phase I lease agreement.
Operating expenses
Transaction expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Digital assets sales costs	$7,962.8	$28,186.5	$(20,223.7)	(72)%	$26,373.7	$49,572.4	$(23,198.7)	(47)%
Blockchain reward distributions	12.6	41.7	(29.1)	(70)%	45.2	131.5	(86.3)	(66)%
Borrowing costs	25.0	51.5	(26.5)	(51)%	61.3	127.1	(65.8)	(52)%
Mining costs	1.9	0.8	1.1	128%	5.3	7.1	(1.8)	(25)%
Other transaction expenses	4.2	12.2	(8.0)	(65)%	17.8	31.7	(13.9)	(44)%
Data center operator cost	9.9	—	9.9	n/m	15.7	—	15.7	n/m
Transaction expenses	$8,016.5	$28,292.8	$(20,276.3)	(72)%	$26,519.1	$49,869.7	$(23,350.7)	(47)%
Digital assets sales costs were $8.0 billion and $26.4 billion, a decrease of $20.2 billion and a decrease of $23.2 billion, or 72% and 47%, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. This was primarily driven by lower trading volumes and decreased digital asset prices compared to the three and nine months ended September 30, 2025. Digital assets sales costs must be analyzed in conjunction with Impairment of digital assets and Net gain/(loss) on digital assets. As a percentage of Digital assets sales and Net gain/(loss) on digital assets, Digital assets sales costs and Impairment of digital assets collectively were approximately 100% for each of the three and nine months ended September 30, 2026 and 2025. Digital assets sales cost associated with external customer facing trades are reflected in the Digital Assets segment.
Blockchain reward distributions were $12.6 million and $45.2 million, a decrease of $29.1 million and a decrease of $86.3 million, or 70% and 66%, respectively, for the three and nine months ended September 30, 2026 compared to $41.7 million and $131.5 million for the three and nine months ended September 30, 2025, respectively. Galaxy launched validators in 2023 (reflected within the Digital Assets segment) to which third party and proprietary digital assets may be bonded on PoS networks to generate blockchain rewards. Blockchain reward distributions represent the staking rewards earned on third party assets staked on Galaxy validators which are passed on to the third parties, net of the fees which Galaxy charges. Blockchain rewards and the associated Blockchain reward distributions both decreased in the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, driven by lower average digital asset prices. Galaxy retained up to 10% of the net portion of blockchain rewards earned on third party digital assets bonded to Galaxy validator nodes, including the CPO, as of September 30, 2026. Blockchain reward distributions generated by the Digital Assets segment on Treasury and Corporate digital assets are eliminated on consolidation within the Treasury and Corporate segment.

Borrowing costs were $25.0 million and $61.3 million, a decrease of $26.5 million and $65.8 million, or 51% and 52%, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to lower average borrowing volumes. The decline in borrowing volumes reflects broader de-leveraging across the digital asset lending market.
Mining costs were $1.9 million and $5.3 million, an increase of $1.1 million and a decrease of $1.8 million, or 128% and 25%, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The increase for the three months ended September 30, 2026 is primarily due to increased power utility cost. The decrease for the nine months ended September 30, 2026 is primarily related to the cessation of proprietary mining at the Helios site at the end of the first quarter of 2025.
Other transaction expenses were $4.2 million and $17.8 million, a decrease of $8.0 million and a decrease of $13.9 million, or 65% and 44%, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. Other transaction expenses include exchange, custodial and trading fees.
Data center operator cost of $9.9 million and $15.7 million for the three and nine months ended September 30, 2026 was attributable to pass-through operating costs related to the CoreWeave lease.

Impairment of digital assets was $102.3 million and $568.0 million, a decrease of $95.4 million and an increase of $130.4 million, or 48% and 30%, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026 was primarily attributable to rising digital asset prices during the quarter, with bitcoin and ether increasing in value by 43% and 71%, respectively, which reduced impairment on digital intangible assets held at the lower of cost or impaired value, as well as the mix of digital assets with which the Company transacted compared to the prior period. The increase for the nine months ended September 30, 2026 was primarily attributable to lower digital asset prices during the period as well as the mix of digital intangible assets with which the Company transacted; specifically higher exposure to digital assets which convey enforceable rights to Galaxy over the underlying assets, such as digital assets from many decentralized finance protocols and wrapped tokens, as compared to the same period last year, resulted in higher impairment as the associated assets typically do not qualify for fair value treatment under ASU 2023-08. Impairment of digital assets includes expense associated with digital intangible assets held at lower of cost or market that were sold during the period and those digital intangible assets still held by Galaxy at the end of the period.
Compensation and benefits were $82.2 million and $249.7 million, a decrease of $2.9 million and an increase of $42.8 million, or 3% and 21%, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026 reflected lower accrued bonus expenses and lower tracking-share and stock-appreciation-right expense due to lower share prices, partially offset by severance costs. For the nine months ended September 30, 2026, the increase reflected higher compensation due to increased headcount and severance costs.

General and administrative expenses were $25.3 million and $58.6 million, a decrease of $26.0 million and a decrease of $78.4 million, or 51% and 57%, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026 primarily reflected the absence of mining-related impairment and disposal charges recorded in the prior-year quarter, partially offset by higher marketing, rent and other general and administrative expenses. The decrease for the nine months ended September 30, 2026 was primarily driven by the absence of the $49.2 million impairment of proprietary mining equipment and infrastructure recorded in the first quarter of 2025.

Depreciation and amortization expenses were $21.9 million and $36.9 million, an increase of $14.5 million and an increase of $9.4 million, or 196% and 34%, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The increase for the three and nine months ended September 30, 2026 was primarily driven by Data Center assets placed in service, including the ramp-up of Helios Phase I. For the nine-month period, higher depreciation and amortization in the Data Centers segment was partially offset by lower expense in the Digital Assets and Treasury and Corporate segments.

Technology expense was $17.3 million and $48.3 million for the three and nine months ended September 30, 2026, respectively, compared to $11.5 million and $33.0 million for the three and nine months ended September 30, 2025, an increase of $5.8 million and $15.3 million, or 50% and 46%, respectively. The increases included higher software and hosting infrastructure expense as well as increase in technology consulting and trading-technology consulting expenses.

Professional fees were $13.9 million and $43.9 million for the three and nine months ended September 30, 2026, respectively, compared to $14.5 million and $58.0 million for the three and nine months ended September 30, 2025, a decrease of $0.6 million and $14.1 million, or 4% and 24%, respectively. Legal and compliance fees were lower in both current year periods, which were offset by increases in professional fees associated with Data Centers operations.

Notes interest expense was $93.4 million and $136.1 million for the three and nine months ended September 30, 2026, respectively, compared to $14.4 million and $42.7 million for the three and nine months ended September 30, 2025, increases of $79.0 million and $93.3 million, or 548% and 218%, respectively. The increases reflected interest expense on the 2031 Secured Notes (defined below) issued in July 2026 and interest associated with Helios Phase I assets for which capitalization ceased as the assets were placed in service.

Other income, net was $28.9 million and $30.3 million for the three and nine months ended September 30, 2026, respectively, compared to $0.7 million and $2.3 million for the three and nine months ended September 30, 2025, increases of $28.2 million and $28.1 million, respectively. Other income in the third quarter of 2026 included interest income on U.S. Treasuries as well as bank interest on corporate cash.

Income tax expense was $21.5 million for the three months ended September 30, 2026, compared to $40.1 million for the three months ended September 30, 2025, a decrease of $18.6 million. For the nine months ended September 30, 2026, we recognized an income tax benefit of $39.6 million, compared to an expense of $45.5 million for the nine months ended September 30, 2025, an $85.1 million change. The year-to-date benefit included certain investment tax credits related to the Data Centers segment recognized in the second quarter of 2026.

Net Income/(Loss)
Galaxy generated Net income of $322.8 million and $21.1 million for the three and nine months ended September 30, 2026 compared to Net income of $505.1 million and Net income of $240.3 million for the three and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026 was primarily driven by a $321.4 million decrease in net gains on digital assets and a $79.0 million increase in notes interest expense, partially offset by a $95.4 million decrease in impairment of digital assets, an $88.7 million increase in net gains on investments and $79.1 million of data center leasing revenue. The decrease for the nine months ended September 30, 2026 was primarily driven by a $300.6 million decrease in net gains on investments, a $130.4 million increase in impairment of digital assets and a $93.3 million increase in notes interest expense, partially offset by an $85.1 million favorable change in income taxes, $97.9 million of data center leasing revenue and a $78.2 million increase in net gains on digital assets.

The following table represents select financial data and a discussion of significant changes for the past eight quarters:

(in millions)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Net gain / (loss) on digital assets	$132.4	$237.3	$279.0	$171.9	$453.8	$134.9	$(18.2)	$198.2
Net gain / (loss) on investments	$386.5	$(114.5)	$(212.6)	$(482.5)	$297.8	$195.4	$(133.2)	$284.0

Quarter over quarter fluctuation
Bitcoin	43%	(14)%	(22)%	(23)%	6%	30%	(12)%	48%
Ether	71%	(25)%	(29)%	(28)%	67%	36%	(45)%	28%
Cryptocurrency market capitalization	40%	(13)%	(20)%	(24)%	16%	24%	(18)%	51%

Bitcoin price(1)	$83,554	$58,559	$68,233	$87,509	$114,056	$107,144	$82,549	$93,429
Ether price(1)	$2,684	$1,570	$2,105	$2,967	$4,146	$2,486	$1,823	$3,333
Cryptocurrency market capitalization(2)	$2,967,315	$2,120,863	$2,425,658	$3,047,610	$3,993,636	$3,429,992	$2,766,428	$3,393,595
(1)Represents coinmarketcap.com quoted price as of 23:59 UTC for bitcoin and ether. Presented in whole dollars.
(2)Represents market capitalization data from coinmarketcap.com for periods through September 30, 2024 and from coingecko.com for the periods through September 30, 2026.
Net gain / (loss) on digital assets and investments have historically been correlated with fluctuations in the prices of bitcoin and ether as demonstrated in the table above. As Galaxy’s operating businesses in the Digital Assets and Data

Centers segments mature, digital asset prices are anticipated to have a proportionally less significant impact on Net income in the future.
Components of Financial Position
The following represents selected financial data and a discussion of significant changes.

	As of
(in millions)	September 30, 2026	December 31, 2025	Change	% Change
Digital intangible assets(1)	$3,846.9	$3,553.0	$293.8	8%
Digital financial assets	454.5	988.6	(534.1)	(54)%
Digital assets loans receivable	966.9	1,078.9	(112.1)	(10)%
Assets posted as collateral — digital assets	291.6	200.1	91.5	46%
Digital assets receivable(1)	8.3	8.5	(0.2)	(2)%
Digital assets subtotal	5,568.2	5,829.2	$(261.0)	(4)%

Digital assets borrowed(1)	2,343.6	2,417.3	(73.7)	(3)%
Collateral payable — digital assets	2,503.8	1,960.9	542.9	28%
Digital asset liabilities subtotal	4,847.4	4,378.2	$469.2	11%

Investments(1)	4,599.9	1,732.3	2,867.6	166%
Property and equipment	2,947.0	1,423.1	1,523.9	107%

Total assets	$16,416.7	$11,348.1	$5,068.7	45%
Total liabilities	$13,425.6	$8,313.3	$5,112.3	61%
(1) Includes current and non-current portion.
As of September 30, 2026, our digital assets balance was $5.6 billion, a decrease of $0.3 billion from December 31, 2025. This decrease was primarily driven by a decrease in digital asset prices. The increase of $0.5 billion in our digital assets liabilities balance which totaled $4.8 billion as of September 30, 2026, was driven primarily by volume increases to collateral payable through lending activity. The Company’s largest digital asset holding as of both September 30, 2026 and December 31, 2025 was bitcoin. During the nine months ended September 30, 2026, the price of bitcoin decreased by 5%.
Investments increased $2,867.6 million during the nine months to $4.6 billion as of September 30, 2026. This increase was primarily due to the purchase of U.S. Treasuries and an increase in fair value of private investments. As of September 30, 2026, Galaxy’s largest investments were U.S. Treasuries of $2.8 billion, bitcoin spot ETF investments of $396.7 million and limited partner interests in Galaxy-sponsored funds totaling $313.2 million. As of December 31, 2025, Galaxy’s largest investments were bitcoin and ether spot ETF investments of $535.8 million and limited partner interests in Galaxy-sponsored funds of $259.3 million.
Property and equipment increased $1,523.9 million during the nine months to $2.9 billion as of September 30, 2026. The increase was primarily due to investment in AI/HPC infrastructure to build out our data center hosting facility at Helios in West Texas. We capitalize costs, including direct labor and materials, associated with the development and construction of our AI/HPC data center infrastructure while the assets are being prepared for their intended use.
Total assets increased by $5,068.7 million during the nine months to $16.4 billion as of September 30, 2026, primarily due to the $2,867.6 million increase in investment balances and the $1,523.9 million increase in Property and equipment described above.
Total liabilities increased by $5,112.3 million during the nine months to $13.4 billion as of September 30, 2026, primarily due to an increase in notes payable and collateral payable.

Liquidity and Capital Resources
We finance our operations primarily through our operating results, net proceeds from the sale of exchangeable senior notes, borrowing under credit facilities, investments from our private investors, and net proceeds from offerings of equity and debt securities.
In addition, in May 2026, we entered into a Sales Agreement with Jefferies LLC, BNY Mellon Capital Markets, LLC and UBS Securities LLC, as sales agents, establishing an “at-the-market” equity offering program (the “ATM Program”). The ATM Program provides for the sale of up to $500.0 million of shares of our Class A common stock. Any sales under the ATM Program will be dilutive to existing stockholders and could adversely affect the price of our Class A common stock. From the inception of the ATM Program in May 2026 through September 30, 2026, we did not make any sales under the ATM Program.
We held $1,324.8 million in cash and cash equivalents as of September 30, 2026, an increase of $78.5 million, or 6%, as compared to December 31, 2025. The following table provides a breakdown of the Company’s cash and cash equivalents balances by location:

(in millions)	September 30, 2026	December 31, 2025
Digital asset trading platforms	56.2	77.5
Other financial institutions(1)	1,268.6	1,168.7
Total	$1,324.8	$1,246.2
__________________
(1)Includes banks, other trading platforms, and broker-dealers
Working capital (current assets less current liabilities) was $4.7 billion and Total equity was $3.0 billion as of September 30, 2026, compared to working capital of $3.2 billion and Total equity of $3.0 billion as of December 31, 2025. As of September 30, 2026 and December 31, 2025, we held total gross digital intangible and financial assets with a carrying value of $4.3 billion and $4.5 billion, respectively.
On July 28, 2026, Galaxy Helios Data Centers II LLC (“Galaxy Helios II”), an indirect wholly owned subsidiary of GDH LP, issued $3.5 billion aggregate principal amount of 9.875% Senior Secured Notes due 2031 (the “2031 Secured Notes”) in a private offering. The 2031 Secured Notes were issued at a price equal to 99.500% of their principal amount, resulting in an aggregate discount of $17.5 million. On initial recognition of the 2031 Secured Notes, debt issuance costs of $34.0 million were recognized as a reduction of Notes payable, and are being expensed over the term of the debt. The unamortized debt issuance cost as of September 30, 2026 was $32.8 million. Galaxy is required to use the proceeds from the issuance of the 2031 Secured Notes to finance a portion of the development and construction of two data center buildings at the Helios campus, and to fund debt service reserves. Total notes payable, including current and noncurrent portions and net of unamortized discounts and issuance costs, was $6.7 billion at September 30, 2026, compared to $2.9 billion at December 31, 2025. This project financing and related cash and Treasury holdings should be considered together with construction commitments, debt-service requirements and limitations on distributions from project subsidiaries when assessing liquidity available for general corporate purposes.

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
On August 15, 2025, Galaxy Helios I LLC (“Galaxy Helios I”) entered into the Credit Agreement with Deutsche Bank AG providing for a senior secured term loan facility in an aggregate principal amount of up to $1.4 billion. The intended use for this facility is to finance the construction and development of a data center project in Dickens County, Texas and related costs. As of September 30, 2026, the outstanding amount drawn under the Credit Agreement was $1.3 billion, which is recognized within Notes payable in the Company’s condensed consolidated interim statements of financial position. See Note 16 of the Company’s condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the Credit Agreement.
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
The $43.6 million decrease in Total equity during the nine months ended September 30, 2026 was primarily due to repurchases of outstanding Class A common stock.

(in thousands)	September 30, 2026	December 31, 2025
Total assets	$16,416,746	$11,348,081
Total liabilities	13,425,577	8,313,304
Total equity	2,991,169	3,034,777
We may be required to return borrowed digital assets or counterparty collateral held to secure our loans receivable. As of September 30, 2026 and through the date of this filing, we have not experienced any difficulties meeting counterparty requests to return loans or collateral. We seek to manage our lending and borrowing activities on a largely matched basis. While a substantial portion of our loans payable, digital assets borrowed and collateral payable are open-term or callable on demand, our loans receivable and digital asset loans receivable are also largely open-term and recallable by us, which allows us to reduce the size of our lending book if counterparties recall their loans or collateral.
Phases I and II of the Helios campus are fully funded through construction completion, including through the Credit Agreement and the $3.5 billion aggregate principal amount of 9.875% Senior Secured Notes due 2031 issued by Galaxy Helios II in July 2026. For Phase III, we have the equity required to fund construction and intend to pursue project-level debt financing. Development of additional capacity beyond Phase III, at the Helios campus or other sites, would require additional debt, equity and/or equity-linked financing. The final terms and availability of any such financing will depend on various factors, including market conditions at the time. Beyond the Helios campus conversion, we believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to support working capital requirements for at least the next 12 months. We expect these sources will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, to general economic, financial, competitive, regulatory, and other factors that are beyond our control. See “Item 1A. Risk Factors—Risks Related to Our Operations—Our expansion into the AI/HPC data center infrastructure business has required, and will continue to require, substantial additional capital. We may be unable to obtain additional financing for this or for other areas of business development on acceptable terms or at all” in this Quarterly Report on Form 10-Q. In the event there is insufficient working capital to support the growth of the business, we may sell digital assets to generate cash to meet obligations as they come due, or may exit all or a portion of an investment if an exit price is advantageous to us. We may also seek additional sources of financing in the future, including but not limited to, issuing equity, convertible notes or a debt facility.

On February 6, 2026, our board of directors authorized a share repurchase program to purchase up to $200 million of our Class A common stock (the “Initial Share Repurchase Program”). During the three and nine months ended September 30, 2026, we repurchased 3,721,820 and 6,927,051 shares of our Class A common stock, respectively, in open-market transactions for an aggregate purchase price of $79.3 million and $144.4 million, respectively, excluding broker commissions and other costs of execution. In October 2026, having fully utilized our initial $200 million share repurchase authorization under the Initial Share Repurchase Program, our board of directors approved a new repurchase program to repurchase up to an additional $200 million of our outstanding Class A common stock (the “Share Repurchase Program”) from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws, stock exchange requirements and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate, legal and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Net cash provided by (used in) operating activities	712,542	756,948
Net cash provided by (used in) investing activities	(4,506,658)	(710,469)
Net cash provided by (used in) financing activities	3,872,635	628,844
Nine Months Ended September 30, 2026
Cash and cash equivalents for the nine months ended September 30, 2026 increased from $1.2 billion to $1.3 billion. The Company utilized $4.5 billion for its investing activities, which was primarily due to purchases of U.S.Treasury securities of $2.8 billion and property, equipment and intangible assets of $1.2 billion. Net cash provided by financing activities was $3.9 billion primarily due to $3.8 billion of proceeds from Notes payable, net of issuance costs as well as $62.8 million net cash from margin loans payable, partially offset by $175.9 million of cash used in connection with repurchases of Class A common stock and settlement of equity awards. Operating activities provided an additional $712.5 million.
Nine Months Ended September 30, 2025
Cash and cash equivalents during the nine months ended September 30, 2025 increased from $462.1 million to $1.1 billion. The Company utilized $710.5 million from its investing activities, which was primarily due to purchases of investments of $2.5 billion and purchases of property, equipment and intangible assets of $634.5 million partially offset by proceeds and distributions from investments of $2.6 billion. Net cash provided by financing activities was $628.8 million primarily due to $522.5 million, net of costs, from share issuances partially offset by $178.4 million net cash returned related to margin loans payable. Operating activities provided an additional $756.9 million.
Off-Balance Sheet Arrangements
Our contractual commitments and obligations, including unfunded investment commitments and the project completion guarantees provided by GDH LP in connection with the Credit Agreement and the issuance of the 2031 Secured Notes, are described in Notes 8, 15 and 16 to the condensed consolidated interim financial statements. See also “Contractual Obligations and Commitments” below.

Contractual Obligations and Commitments
The following table presents a summary of our contractual obligations as of September 30, 2026:

(in thousands)		Payments Due by Period
Contractual Obligations and Commitments	Footnote Reference(3)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Loans and collateral payable(1)	5, 6, 11, 16	$5,166,293	$5,134,700	$31,593	$—	$—
Lease obligations	13	19,490	1,489	16,536	1,159	306
Notes payable(4)	16	6,937,907	445,000	1,376,927	5,115,980	—
Data center commitments	15	3,158,945	2,633,334	525,611	—	—
Legal settlement	15	120,000	60,000	60,000	—	—
Other obligations(2)	8, 15	182,321	116,493	65,828	—	—
Total Contractual Obligations and Commitments		$15,584,956	$8,391,016	$2,076,495	$5,117,139	$306
__________________
(1)Includes fiat and digital asset payables. Loans and collateral with terms of less than one year and those without a prespecified maturity date are included in the Less than 1 year category. However, these balances are generally extended and rolled into new loans and/or collateral. Collateral payable includes collateral received from borrowers under our loans receivable and digital asset loans receivable, which is generally returned only upon repayment of the related loan. These obligations are largely matched by corresponding assets, which are largely open-term and recallable by us, as well as digital assets held.
(2)Includes obligations to fund capital commitments to seven portfolio companies, investments sold short, and unfunded lending commitments. Excludes other liabilities related to goods and services required in the ordinary course of business.
(3)The numbers within this column refer to the applicable footnote to reference for further information within the condensed consolidated interim financial statements included in this Quarterly Report.
(4)The notes payable amounts represent contractual principal and exclude unamortized discounts and debt issuance costs. Scheduled amortization of the 2031 Secured Notes is based on the anticipated rent commencement date under the related data center lease and may change if that date changes.

The table above excludes our liability under the tax receivable agreement of $154.8 million as of September 30, 2026, of which $83.8 million is payable to related parties, which is included in Other non-current liabilities. The amount and timing of payments under the tax receivable agreement are dependent on future events, including the timing of exchanges of LP Units and Class B common stock and our generation of sufficient taxable income. See Note 19 to the condensed consolidated interim financial statements.
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
Except as described below, there have been no material changes to our critical accounting policies and estimates as compared to those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Lessor Accounting for Data Center Leases. During 2026, we commenced recognizing revenue under our long-term data center lease agreements at the Helios campus, which are classified as operating leases. Determining the lease commencement date, the lease term (including the evaluation of renewal and termination options), lease classification, and the allocation of consideration between lease and non-lease components requires significant judgment. Fixed lease payments, including amounts received in advance, are recognized on a straight-line basis over the lease term. Changes in these judgments could materially affect the timing and amount of Data center leasing revenue, which was $79.1 million and $97.9 million for the three and nine months ended September 30, 2026, respectively.
Capitalized Interest. We capitalize interest cost on qualifying assets under construction at the Helios campus. Determining qualifying expenditures, the capitalization period (including when construction is substantially complete) and the capitalization rate requires judgment. We capitalized $20.7 million and $62.8 million of interest cost for the three and nine months ended September 30, 2026, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk associated with changes in the market value of assets and liabilities resulting from broad market movements, such as changes in the general level of interest rates, equity prices, foreign exchange rates, and commodity prices. The Company’s material market risks are outlined below.
Digital Asset Price Risk
We have invested a significant portion of our capital in digital assets. This includes Digital intangible assets, Digital financial assets, Digital assets loan receivable, net of allowance, Assets posted as collateral, Digital assets receivable, and Derivative assets. Offsetting our digital assets balances, we have digital asset related liabilities including Collateral payable, Digital assets borrowed, and Derivative liabilities. While the majority of our digital assets are measured at fair value under ASC Topic 350-60, Intangibles—Goodwill and Other—Crypto Assets, we continue to account for a material portion of our digital assets as indefinite-lived intangible assets, which are subject to impairment losses if the fair values of our digital assets decrease below their carrying values at any time since their acquisition. Our digital assets related liabilities are accounted for using the fair value of the underlying digital assets, and are sensitive to changes in market prices.
Management’s estimate of the effect of digital asset price risk on our Treasury and Corporate digital asset portfolio due to a +/- 20% change in the market prices of digital assets, with all other variables held constant, was +/- $170.2 million and $184.0 million as of September 30, 2026 and December 31, 2025, respectively.
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
Management’s estimate of the effect of equity price risk on investments, excluding U.S. Treasuries, due to a +/- 20% change in the market prices of our investments and investments sold short, with all other variables held constant, was +/- $349.6 million and $334.5 million as of September 30, 2026 and December 31, 2025, respectively.
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our investments in U.S. Treasuries and cash equivalents, and to our variable-rate borrowings. As of September 30, 2026, we held $3.1 billion of U.S. Treasuries, which are measured at fair value, with changes in fair value recognized in other comprehensive income. Due to their short duration, management's estimate of the effect of a hypothetical +/- 100 basis point change in interest rates on the fair value of our U.S. Treasuries, with all other variables held constant, was approximately +/- $16 million as of September 30, 2026. Changes in interest rates would also affect the interest income we earn on these holdings and on our cash and cash equivalents.
Borrowings under the Credit Agreement bear interest at SOFR plus an applicable margin of 4.75%, subject to a floor of 2.5%, and $1.3 billion was outstanding as of September 30, 2026. We utilize interest rate caps to mitigate our exposure to increases in SOFR. A hypothetical 100 basis point increase in SOFR would have a negligible impact on our annual interest cost on the Credit Agreement, net of the effect of interest rate caps. Our Exchangeable Notes and 2031 Secured Notes bear interest at fixed rates, and changes in interest rates therefore do not affect the interest expense on those instruments.

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
Below is a list of digital asset trading platforms, including their location and type of collateral posted, where Galaxy posted more than a de minimis amount of risk margin as of September 30, 2026:

Entity	Entity Type	Entity Domicile	Collateral Type
Binance	Digital asset trading platform	Cayman Islands	Digital assets
Protocol Pool	Digital asset trading platform	United States	Digital assets
As of September 30, 2026, the total amount of digital assets and collateral held on digital asset trading platforms was $1.8 billion, of which $452.9 million was held at Binance, and $186.8 million was held at Protocol Pool. No other individual venue held more than 10% of such assets. Amounts held with third-party trading platforms, custodians, counterparties and decentralized finance protocols represent point-in-time balances. These amounts may fluctuate materially from day to day as a result of trading activity, settlements, collateral and margin movements, borrowings and repayments, asset transfers, and changes in the market value of digital assets.
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
Some of these digital asset trading and digital asset derivatives platforms (collectively referred to in this Quarterly Report on Form 10-Q as “digital asset trading platforms”) are unregulated and therefore are not subject to regulatory oversight. Furthermore, certain digital asset trading platforms engage in the practice of commingling their clients’ assets in omnibus platform wallets. When digital assets are commingled, transactions are not recorded on the applicable blockchain ledger but are only recorded by the digital asset trading platform. Therefore, there is risk around the occurrence of transactions or the existence of period end balances held at these digital asset trading platforms, and digital assets held at such digital asset trading platforms are subject to the risk of loss in the event of a bankruptcy, liquidation or similar event involving the trading platform.
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
Our management, with the participation and supervision of our CEO (our principal executive officer) and our CFO (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
From time to time, we may also launch new lines of business, offer new products and services within existing lines of business (such as our expansion into liquid staking) or undertake other strategic projects. For example, we recently converted the infrastructure at our Helios mining campus to AI/HPC data center infrastructure and operations. While we have experience in providing computing power, we have no prior experience in developing, retrofitting and offering AI/HPC data center infrastructure, and there can be no assurance that these or any other modifications to our business model and strategy will be successful or will not result in harm to our business. See “—Risks Related to Our Operations—Our strategy to expand into the AI/HPC data center business has resulted and may continue to result in adverse consequences to our business, financial condition and results of operations, including impairment charges recognized in connection with the conversion of our Helios mining infrastructure and negative Adjusted EBITDA in recent periods” for more information on the risks relating to our transition to the AI/HPC data center infrastructure business.
There are substantial risks and uncertainties associated with these efforts and we expect to invest significant capital and resources in such efforts. Regulatory requirements can affect whether initiatives are able to be brought to market at all and, even if so, in a manner that is timely and attractive to our customers. For example, while we recently launched our first tokenized collateralized loan obligation, there remains considerable regulatory uncertainty regarding how transactions, products, services or offerings involving tokenized real-world assets, including tokenized financial instruments, are or should be regulated. Initial timetables for the development and introduction of new lines of business, products or services and price and profitability targets may not be met. Furthermore, our revenues and costs may fluctuate due to start-up costs associated with new businesses or products and services (including for legal or regulatory reasons) while revenues may take time to develop, which may adversely impact our results of operations. If we are unable to successfully manage our business while reducing expenses, our ability to continue in business could depend on our ability to raise sufficient additional capital, obtain sufficient financing and/or monetize assets. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.
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

Some of our leading sources of revenue are dependent on digital assets and the broader cryptoeconomy. Our operating results have and will continue to significantly fluctuate due to a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

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

A large portion of our operating results is dependent on the prices of digital assets and volume of transactions that we conduct. If such price or volume declines, our business, operating results, and financial condition could be adversely affected.
Declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets have previously adversely affected, and generally may in the future adversely affect, our operating results. We have significant investments in digital assets. As of September 30, 2026, we held digital intangible assets of $3.8 billion, digital financial assets of $454.5 million, and bitcoin spot ETF investments of $396.7 million. A large portion of our operating results are impacted by the revenues and profits we generate from the purchase, sale, and trading of digital assets and financial contracts linked to digital assets. The price of digital assets and associated demand for buying, selling, and trading of digital assets have historically been subject to significant volatility. For instance, after reaching then-record highs in December 2021, the value of the total crypto market cap declined by approximately 64% in the twelve months ended December 31, 2022. The collapse of several companies in the digital asset industry such as Celsius, Voyager and FTX impacted digital assets prices in 2022 and the majority of 2023. Despite reaching an all-time high during 2025, digital asset prices ended the year with a lower fair value than 2024. This volatility and price movement contributed to our financial performance for 2025. For example, digital asset prices have declined in 2026, with the price of bitcoin decreasing by 5% during the nine months ended September 30, 2026. The price and trading volume of any digital asset is subject to significant uncertainty and volatility, and may significantly decline in the future, without recovery. Such uncertainty and volatility depend on a number of factors, including:
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

•unpredictable or negative publicity, social media coverage or “trending” of digital assets, such as statements and actions by prominent individuals regarding bitcoin and cryptocurrencies;
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

The SEC and its staff have taken the position that a range of digital assets, products and services fall within the definition of a “security” under the U.S. federal securities laws. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product, or service is a security or constitutes a securities offering under federal securities laws is ultimately determined by a federal court. The legal test for determining whether any given digital asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. (the “Howey Test”) and whether any given digital asset, product, or service is a note in the 1990 Supreme

Court case Reves v. Ernst & Young. The legal tests for determining whether any given digital asset, product, or service is a security require a highly complex, fact-driven analysis. Accordingly, whether any given digital asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular digital asset, product or service could be deemed a “security” or “securities offering” under applicable laws.
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
While the Interpretive Release provides comfort that the SEC does not view Bitcoin and certain other digital assets as securities in and of themselves, certain transactions in such non-security digital assets may nonetheless be considered investment contracts, and thus securities for purposes of the federal securities laws. Moreover, the Interpretive Release does not discuss all digital asset-related activities and transactions that we may undertake, and it is possible that certain of those activities or transactions could still be determined to involve an investment contract, and thus, the holding, offer or sale of a security by us for purposes of federal securities laws. Moreover, the Interpretive Release represents the interpretation of the SEC only and thus is not binding on any other person (including private litigants) nor dispositive of how a court applying the U.S. federal securities laws may evaluate the regulatory characterization of any particular digital asset. Accordingly, although it provides improved comfort and clarity, the Interpretive Release is not dispositive and there remains regulatory risk and uncertainty regarding the U.S. regulatory treatment of digital assets, including Bitcoin.
On August 18, 2026, the SEC proposed Regulation Crypto Assets, which if adopted would create tailored exemptions from the Securities Act’s Section 5 registration requirements for certain covered investment contracts and a conditional safe harbor from the term “investment contract” in the Securities Act and Exchange Act definitions of “security.” The proposed safe harbor would apply only if its conditions were satisfied, and the SEC could challenge whether an issuer has satisfied those conditions. It remains to be seen if the proposal will be finalized and in what form, and there is, therefore, regulatory risk and uncertainty as to how any such final rulemaking may impact the digital asset markets and our business.
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
The SEC, especially under the prior administration, has also brought enforcement actions and entered into settlements with numerous industry participants alleging that certain digital assets are securities. In 2025, the SEC dismissed many of those enforcement actions. As part of our trading business, we have in the past and in some cases continue to provide clients and counterparties access to certain digital assets that the SEC in these complaints has previously alleged to be securities, or the subject of securities transactions. We carefully consider the implications of these allegations as well as other developments relating to the digital assets to which we may provide clients and counterparties access. These statements, framework and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. As noted above, whether any given digital asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict. Moreover, the SEC and its senior officials have, at times, taken conflicting positions in speeches and enforcement actions as to whether a particular digital asset is a security. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets and as noted above, the SEC’s recent Interpretive Release provides increased clarity and comfort regarding its interpretation of the application of the federal securities laws to digital assets and certain activities involving digital assets.
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
Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which we use to make a risk-based assessment regarding the likelihood that a particular digital asset, product or service could be deemed a security under applicable securities laws. We believe that our process reflects a thoughtful analysis that is reasonably designed to facilitate consistent application of available legal guidance to digital assets to determine whether a particular digital asset is a security under the federal securities laws. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets, products and services may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. There can be no assurance that we will properly characterize over time any given digital asset, product or service offering as a security or non-security, or that the SEC, state or foreign regulatory authority, or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We have received, and might in the future receive, from time to time, SEC inquiries regarding specific digital assets in which we transact.
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

Our expansion into the AI/HPC data center infrastructure business has required, and will continue to require, substantial additional capital. We may be unable to obtain additional financing for this or for other areas of business development on acceptable terms or at all.
The conversion of our Helios campus or any future campus to AI/HPC data center infrastructure development and operations has been, and will continue to be, capital-intensive projects. Furthermore, continued development in other areas of our business and into our other product lines may require additional financing. Delays in development, cost overruns, inflation, commodity price volatility, supply chain disruptions or other unforeseen circumstances could also increase our capital requirements beyond our current expectations. The failure to raise or procure such additional funds when needed or the failure to achieve or maintain positive cash flow could result in the delay or indefinite postponement of our AI/HPC data center infrastructure development or our other business objectives. We may require outside financing to fund our operations in certain periods until positive cash flow is achieved. There can be no assurance that additional capital or other types of financing will be available if needed or on terms acceptable to us. If additional funds are raised by offering equity securities or equity-linked securities, existing stockholders could suffer significant dilution.
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
We have limited experience in developing and offering AI/HPC data center infrastructure. We may experience difficulties and/or construction delays related to the infrastructure development and modification of AI/HPC campuses, including the Helios campus, due to factors beyond our control. For example, there may be difficulties related to, or construction delays caused by: integrating new equipment into our existing infrastructure; constraints on our ability to connect to or procure the expected electricity supply capacity at the campus, including delays in utility interconnection, transformer production, substation equipment availability or required utility upgrades; supply chain or construction disruption (including as a result of labor shortages, wage inflation, labor disputes, strikes or work stoppages, severe weather, tariffs or otherwise); failure of contractors or subcontractors to perform on a timely basis or at all, or other misconduct on the part of contractors or subcontractors; defects in design, construction or installed equipment; inability to procure the necessary equipment, including specialized and long-lead items such as generators, transformers, switchgear, cooling systems, substations and related electrical infrastructure, on commercially acceptable terms or at all; diversion of management resources; insufficient funding or other resource constraints; or actual costs for development exceeding our planned budget. Further, GDH LP has provided completion guarantees in connection with the Credit Agreement and for the construction of two of our data center buildings on the Helios campus, however, there can be no assurance that there will be sufficient funds to meet its obligations under such guarantees if we are unable to complete construction of the data centers within our current anticipated cost estimates.
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
Our focus on developing the Helios campus and other future campuses to offer AI/HPC data center infrastructure may also disrupt our business by diverting our resources and requiring significant management attention that would otherwise be available for utilization within, and development of, our existing businesses. We have also experienced financial impacts, including impairment charges recognized in connection with the conversion of our Helios mining infrastructure and negative Adjusted EBITDA in recent periods.

Our ability to grow our AI/HPC data center infrastructure business in the future is also dependent on the overall market for AI/HPC data centers. The broader adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI industry, are inherently uncertain. For example, certain AI technology is under public scrutiny for creating inaccurate, incomplete or misleading content, unintended biases and other discriminatory or unexpected results, errors or inadequacies and may be, or be perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed. Consumer and societal attitudes toward AI are evolving and there is a risk that regulators or the public may perceive AI technologies negatively. Concerns about automation, automated decision making, privacy, security, transparency, or other ethical considerations could deter adoption. Therefore, it is difficult to predict the demand for AI/HPC data center capacity, the size and growth rate for this market, the entry of competitive products, or the success of any existing or future products that may compete with any AI/HPC data centers we may develop. In addition, we cannot assure you that we will be able to keep up with the changing AI landscape or in developing services or infrastructure that can meet our customers’ evolving needs in a timely manner, if at all. There is an increasing number of competitors providing AI/HPC data center infrastructure, which will result in competition and pricing pressure. Meanwhile, if there is a reduction in demand for any AI/HPC data center infrastructure, whether caused by a lack of customer acceptance, a slowdown in demand for computational power, a downturn in the AI industry, an overabundance of unused computational power, advancements in technology, technological challenges, competing technologies and solutions, decreases in corporate and customer spending, weakening economic conditions or otherwise, the growth of our AI/HPC data center infrastructure business could be slowed or curtailed, or we may need to make certain changes to our Helios campus, including transitioning AI/HPC data center infrastructure services to other services, which could require significant and costly operational changes, impose substantial additional costs and divert management attention. For example, rapid technological advancements in the AI industry, such as developments of more efficient AI models that reduce the demand for high-end hardware and, by extension, the data centers that house them, could significantly reduce demand for AI/HPC data center infrastructure.
AI and related industries, including the AI/HPC data center infrastructure industry, are under increasing scrutiny from regulators due to their concerns about market concentration, anti-competitive practices, and the pace of data center construction and power use and partnerships and acquisitions involving generative AI startups. As the AI industry continues to grow, transactions and business conduct will likely continue to draw scrutiny from regulators. Therefore, our investments in developing and offering AI/HPC data center infrastructure may also result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation, results of operations or financial condition.
Our AI/HPC data center business model is predicated, in part, on establishing and maintaining a customer base that will generate a recurring stream of revenue. If that recurring stream of revenue is not maintained or does not increase as expected, our business, reputation, financial condition, operating results and the price of our Class A common stock may be adversely affected.
Our AI/HPC data center infrastructure business is highly dependent on a single customer, CoreWeave, and we may continue to derive a significant portion of the revenue of our Data Centers operating business segment from such single customer for the foreseeable future. Therefore, the success of our AI/HPC data center infrastructure business has been, and may continue to be, highly dependent on our continued relationship with CoreWeave, pursuant to the terms of the Lease Agreements. The risk that such customer or any future customer of our AI/HPC data center infrastructure operations may fail to renew, terminate, default on or underperform their contractual obligations would curtail the growth of our AI/HPC data center infrastructure business and may adversely affect our business, reputation, financial condition, results of operations or the price of our Class A common stock.
Our ability to grow our AI/HPC data center infrastructure business in the future will be dependent, in large part, on our ability to maintain and grow our customer base. There can be no assurances that our customer will renew or sign a further contract when its initial contract expires in 2040. In addition, our customer may terminate its agreement with us in certain circumstances, including if we fail to achieve certain milestones within the time periods prescribed therein. In addition, there is no assurance that we will be able to attract additional customers on favorable terms, if at all. Customers may prefer to enter into on-demand or other short-term arrangements with us, particularly if we are not able to compete effectively to assure potential customers as to the reliability of our AI/HPC data center infrastructure and operations. As a result, there can be no assurance that we will retain our existing customer, or that we will attract new customers that will enter into long-term service contracts with us or on contract terms that generate recurring revenue. If we are unable to successfully market our AI/HPC data center infrastructure business and maintain and grow our existing customer base, then the potential success of our entry into the AI/HPC data center industry may be less than we anticipate, which could have an adverse impact on our business, prospects and operations.

We are subject to supply risks in connection with our AI/HPC data center infrastructure business, including risks associated with counterparties.
Our expansion into AI/HPC data center infrastructure requires equipment specifically designed for AI/HPC workloads. There are a limited number of AI/HPC data center equipment suppliers in the market today, and the market price and availability of equipment can be volatile based on market supply and demand dynamics. Moreover, our suppliers themselves rely on a complex network of third-party suppliers for semiconductor manufacturing, hardware components, and other critical inputs, which introduces additional risks to our supply chain. There can be no assurance that additional supplies of AI/HPC data center equipment will be available on terms that are acceptable to us, or at all, or that any supplier would be able to provide sufficient equipment to us to meet our requirements.
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
Our AI/HPC data center infrastructure operations are expected to consume significant amounts of electricity and are dependent on our ability to maintain reliable and economical sources of power. Our inability to secure sufficient power or any power outages, shortages, supply chain issues, capacity constraints, delays or other obstacles in approvals, including those resulting from any future government regulations, or significant increases in the cost of securing power could have an adverse effect on our business, operating results, financial condition, and future prospects. Specifically, our Helios campus could be, from time to time, affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to, those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids more generally, and planned power outages by public utilities, could harm customers of our Data Center operating business segment, as well as our business, operating results, financial condition, and future prospects.
The global energy market continues to experience inflation and volatility pressures. Various macroeconomic and geopolitical factors have contributed to the instability and global power shortage, including the conflict between Ukraine and Russia and the conflict in the Middle East, severe weather events, governmental regulations, government relations, and inflation. Fluctuations in the prices and availability of sufficient power could affect our ability to profitably continue in our AI/HPC data center infrastructure operations. Our efforts taken, such as hedging, may not fully reduce the risks of electricity price fluctuations, and we expect the cost for power to continue to be volatile and unpredictable and subject to inflationary pressures, which could materially affect our financial forecasting, business, operating results, financial condition, and future prospects.
In addition, we currently require, or may in the future require, approval from ERCOT for the use of additional power at certain of our existing data center sites or new power as a result of our expansion to new sites. Specifically, in August 2026, the Governor of Texas directed the Public Utility Commission of Texas (“PUCT”) and ERCOT to conduct a comprehensive verification and audit of all data centers advancing through ERCOT’s interconnection process, and PUCT and ERCOT must complete this audit before any data center project moves forward. This review may impact the power approval timelines for certain of our data center sites. Further, if we are unable to obtain the necessary approvals, or we experience significant delays obtaining such approvals, this could result in adverse consequences to our business, financial condition and results of operations.
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
In addition, we rely on Cross River Bank, Paxos Trust Company LLC (“Paxos”) and DriveWealth (in partnership with FIN2) to provide the banking services, cryptocurrency trading, transmission, and custody, and brokerage accounts, respectively, offered through the GalaxyOne platform. Our relationships with Cross River Bank, Paxos, and DriveWealth are an important part of our GalaxyOne business and if we lose these relationships and are not able to switch to another partner, we will not be able to operate GalaxyOne in its current form. In particular, we will likely be unable to switch some or all of our customer transactions or accounts from Cross River Bank to another bank because customers hold their accounts directly with Cross River Bank rather than one of our affiliates. Furthermore, if Cross River Bank, Paxos and/or DriveWealth are unwilling to process customer transactions or perform their usual functions for any reason, including for regulatory reasons, and we are not able to find alternative arrangements, it could result in increased costs, client dissatisfaction and reputational harm, and expose us to client claims for damages.
Our partnerships with Cross River Bank, Paxos, and DriveWealth are also subject to regulatory risks. Banks and financial technology companies have been the subject of increased and evolving scrutiny from regulators and legislators over the past several years, and federal banking regulators have, in some cases, required increased oversight by banks of their partners or restricted banks’ abilities to offer or expand programs. The cost of regulatory compliance and/or potential for increased regulatory scrutiny may cause Cross River Bank, Paxos, and/or DriveWealth to reassess their partnerships with us and may deter new potential partners from entering into a partnership with us. For more information related to these regulatory matters, see the section titled “Business—Regulatory Environment” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

We operate in relatively new industries that are not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Michael Novogratz, our Founder and Chief Executive Officer, as well as other members of our executive team and other key employees across product, engineering, risk management, finance, compliance and legal, and marketing. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. The pool of qualified talent in our industry is extremely limited, particularly with respect to executive talent, engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of our Founder or even a few key employees or senior leaders, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could adversely affect our business, operating results, and financial condition and impair our ability to grow.

If we fail to develop, maintain and enhance our brand and reputation, our business, operating results and financial condition may be adversely affected.
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
The industries and markets in which we compete are evolving and highly competitive, with multiple participants competing for the same customers. Our competition comes from traditional financial services providers, financial technology companies, asset management firms, consumer financial service providers and technology platforms and providers of crypto-based services, as well as traditional data center operators expanding into AI/HPC infrastructure, existing AI/HPC data center operators, cloud infrastructure providers, and former crypto mining operators pivoting to meet the needs of AI/HPC workloads.
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
Further, a number of digital asset trading platforms, including certain digital asset trading platforms with which we engage, do not obtain or perform comprehensive Services Organization Controls (“SOC”) 1 (assessing whether transactions are properly secured and segregated, and that the information provided to traders and investors is complete, accurate and timely) and SOC 2 (assessing the design and implementation of a platform’s security, availability, and confidentiality controls) evaluations of their systems on a regular basis, if at all. If digital asset trading platforms do not perform SOC evaluations, we may be unable to confirm that such platforms’ financial reporting is accurate or whether it has taken proper steps to secure its information technology infrastructure against internal and external threats, which could expose us to additional risks that may have been identified and remediated had such platforms obtained or performed SOC evaluation. Engaging with such digital asset trading platforms and decentralized finance protocols could materially impact our reputation and the actual or perceived security of our investments. As of September 30, 2026, we held approximately $2.6 billion in digital assets at digital asset trading platforms and decentralized finance protocols or custodians that do not have SOC reporting available. In addition, over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances or were made whole in dollar terms that did not enable customers to benefit from the market value growth of the original digital asset balances. For example, in November 2022, FTX—which was at the time one of the world’s largest and most popular digital asset trading platforms—became insolvent, and it was revealed that the platform had been misusing customer assets. While smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, on October 29, 2026, attackers absconded with approximately $6.3 billion in digital assets from the hot wallets of Binance, the world’s largest centralized digital asset trading platform, as described further under “—Our and our third-party service providers’ failure to safeguard and manage our and our customers’ funds and digital assets could adversely impact our business, operating results and financial condition.”
DeFi protocols present additional and distinct risks that are not addressed by SOC evaluations or by the regulatory frameworks applicable to centralized digital asset trading platforms. Because DeFi protocols operate through self-executing smart contracts, administrative permissions and oracle price feeds, they are susceptible to exploits that have no direct analog in traditional financial markets, including smart contract coding errors, price oracle manipulation (in which an attacker artificially inflates or distorts the reported price of an asset used as collateral), flash loan attacks, the compromise or social engineering of administrative or multi-signature “governance” keys, the elimination or absence of timelocks and other circuit-breaker controls, and the introduction of malicious or fraudulent collateral into a protocol. Even protocols that have undergone one or more third-party security audits, including audits by reputable firms, have suffered material exploits, and an audit cannot be relied upon as an assurance against loss. In addition, because DeFi protocols are highly composable and interconnected, an exploit at a single protocol can cascade across other protocols that integrate with, custody assets at, or rely on liquidity, vaults or price data sourced from the affected protocol. For example, on April 1, 2026, attackers drained approximately $285 million from Drift Protocol, then the largest decentralized perpetual futures exchange on the Solana blockchain; more than 20 other protocols with exposure to Drift reported subsequent disruptions, pauses or losses, and security firms have publicly attributed the attack to state-affiliated threat actors associated with the Democratic People’s Republic of Korea. Less than three weeks later, on April 19, 2026, attackers reportedly exploited the Kelp DAO bridge for an additional approximately $292 million, contributing to over $605 million in losses to the digital asset ecosystem in less than 20 days. We may have engaged, and may in the future engage, with protocols that have suffered, or that subsequently suffer, similar exploits, and we may not be able to recover any digital assets lost as a result of such an exploit. The frequency, sophistication and aggregate value of such exploits has increased materially in recent periods, and the loss of digital assets through a DeFi protocol exploit—whether held by us directly, through a vault or strategy, or by a counterparty with which we transact—could be material and is generally not insured.
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
It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight and compliance and other obligations, we could be subject to regulatory sanctions, financial penalties, and restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously damage our reputation. Our employees, contractors, and agents could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand, and the reputation and credibility of our Company may be adversely affected.
We or our subsidiaries and affiliates are and may continue to be subject to substantial litigation, including individual and class action lawsuits, and regulatory risks.
We are and may in the future be party to lawsuits and legal proceedings (see Note 15. Commitments and Contingencies to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q). These matters are often expensive and disruptive to normal business operations. We have faced, currently face, and may from time to time face allegations, lawsuits, regulatory inquiries, actions, requests, audits or investigations including with regards to contractual disputes with our business partners and other service providers, disputes with our clients and customers, disputes with our employees, agents or affiliates and data privacy, data security, or intellectual property infringement disputes. As an enterprise whose material business lines include financial services, we or our subsidiaries and affiliates, depend to a significant extent on our relationships with our clients and counterparties and our reputation for integrity and high-caliber professional services. As a result, if a client is not satisfied with our services, a counterparty has a dispute or if there are allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, or if there is negative publicity and press speculation about us, whether or not valid, our reputation may be harmed and may be more damaging to our businesses than to businesses in other non-financial industries.
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
For example, in December 2022, a proposed class action was filed in the Ontario Superior Court of Justice against GDH Ltd., our CEO and our former Chief Financial Officer asserting various claims including alleged misrepresentations relating to our public disclosure regarding investments and trading in the LUNA digital asset. In August 2026, the class was certified and leave was granted for the suit to proceed. We sought leave to appeal and appealed those decisions in September 2026.
In addition, on March 27, 2025, Galaxy reached an agreement with the New York State Attorney General to resolve certain civil claims relating to certain investments, trading, and public statements made in connection with the LUNA digital asset from late 2020 to 2022. Under the terms of the settlement, Galaxy (i) accrued a legal provision of $115.1 million as of September 30, 2026 (the undiscounted amount of which is $120.0 million, payable on a pre-determined schedule over the course of four years) and (ii) has agreed to, among other things, compliance enhancements related to public statements about cryptocurrency and purchases and sales of cryptocurrency.
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
If we and/or any governmental agency believe that we have accepted capital contributions by, or are otherwise holding assets of, any person or entity that is acting directly or indirectly, in violation of U.S., international or other anti-money laundering laws, rules, regulations, treaties or other restrictions, or on behalf of any suspected terrorist or terrorist organization, suspected drug trafficker or senior foreign political figure(s) suspected of engaging in foreign corruption, we and/or such governmental agency may “freeze the assets” of such person or entity. We may also be required to report and remit or transfer those assets to a governmental agency.
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
In addition, our ability to operate depends on access to traditional banking, payment, settlement, fiat on- and off-ramp, and credit services from a limited number of financial institutions willing to serve digital asset businesses. Although the U.S. federal banking agencies have rescinded prior guidance that discouraged banks from engaging with digital asset clients, banks and payment providers may continue to limit, condition, or terminate services to us or our clients, counterparties or affiliates due to perceived regulatory, reputational, AML/sanctions or capital considerations. The loss, suspension, or material change in terms of any such relationship - including correspondent banking, USD wire and ACH access, custody of fiat reserves, stablecoin issuance and redemption rails, or credit lines - could disrupt our trading, asset management, lending and AI/HPC data center infrastructure operations, increase our costs, limit our ability to settle client activity on a timely basis, and have a material adverse effect on our business, financial condition and results of operations.
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
For example, in February 2025, the digital asset trading platform Bybit lost approximately $1.5 billion in ether through hacker-induced transfer from its cold wallet to a wallet address associated with the Lazarus Group. Although Bybit announced that its reserve guarantee ensured that client assets remained fully intact for such incident, there is no assurance we or other participants in the industry may be able to protect against similar types of losses. To the extent that we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover incorrectly transferred digital assets. We will also be unable to convert or recover the digital assets transferred to uncontrolled accounts. To the extent that we are unable to seek redress for such error or theft, such loss could result in the loss of consumer confidence in us and the cryptoeconomy in general and could have a material adverse effect on us.
There are inherent limitations to our current and future risk management strategies, including risks that we have not anticipated or identified. Accurate and timely enterprise-wide risk information is necessary to enhance management’s decision-making in times of crisis. If our risk management framework proves ineffective or if our enterprise-wide management information is incomplete or inaccurate, we could suffer unexpected losses, which could materially adversely affect our business, results of operations and financial condition. We continually assess our risk profile and risk management processes across the company to identify opportunities for improvement and to consider whether we need to address new technologies and innovations in our risk management processes and policies. While we have not identified any material gaps with respect to recent digital asset market events, we cannot guarantee that our risk management processes will continue to be effective in preventing or mitigating losses from future market events.
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

Our Project Financing Documents contain certain financial and other covenants that may limit our operating flexibility. The violation of one or more of these covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date or in the need to refinance.
On August 15, 2025, Galaxy Helios I, an indirect wholly owned subsidiary of GDH LP, entered into a credit agreement and related transaction documents (together, the “Credit Agreement Transaction Documents”) with Deutsche Bank AG. In addition, on July 28, 2026, Galaxy Helios Data Centers II LLC (“Galaxy Helios II”), an indirect wholly owned subsidiary of GDH LP, issued $3.5 billion aggregate principal amount of 9.875% senior secured notes due 2031 (the “Senior Secured Notes” and, together with the Credit Agreement Transaction Documents, the “Project Financing Documents”). Subject to customary exceptions, the Project Financing Documents contain certain limitations on the ability of Galaxy Helios I and Galaxy Helios II to engage in certain activities, including, but not limited to, incurring indebtedness and liens, consummating certain asset sales, making certain investments, entering into affiliate transactions and undergoing fundamental changes. The Credit Agreement Transaction Documents also contain a financial maintenance covenant, requiring Galaxy Helios I to maintain a minimum debt service coverage ratio of 1.40 beginning with the first full quarter after Stabilization (as defined in the Credit Agreement) and a maximum loan-to-cost ratio of 80% on the closing date and each fiscal quarter thereafter until Stabilization. GDH LP is required to maintain tangible net worth of at least the loan amount tested on a quarterly basis and to maintain liquidity of at least 10% of the aggregate outstanding loan amount at all times (reduced to 5% upon satisfaction of certain conditions).
The Project Financing Documents contain customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of certain representations and warranties, cross defaults to certain indebtedness, certain events of bankruptcy and insolvency, certain judgments, change of control, certain ERISA events, the termination of certain contracts, the misuse of funds and the invalidity of the Project Financing Documents.
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
We currently have subsidiaries and operations in jurisdictions in the U.S. and abroad. We plan to enter into or increase our presence in additional markets around the world, and any inability or failure to adequately exploit opportunities for international expansion, may harm our business and adversely affect our revenue. We have a limited operating history outside North America, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. As we continue to expand our business and customer base outside the United States, we will be increasingly susceptible to risks associated with international operations. These risks and challenges include:
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
There are certain inherent and potential conflicts of interest in managing different business lines and the presence of any such conflict of interest could materially adversely affect our business, reputation, results of operations and financial condition. We have two operating business segments—digital assets and data centers—and, subject to applicable regulatory approvals, we may also launch additional business lines from time to time. Due to the broad scope of our businesses, potential conflicts of interest include situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client, as well as situations where one or more of our businesses have access to material non-public information that may not be shared with our other businesses and situations where we may be an investor or creditor of an entity with which we also have an advisory or other relationship. For example, our subsidiaries may provide corporate advisory services to companies that are also investee companies of our asset management business or within our venture portfolio. In such circumstances, we may not be able to conduct transactions relating to investments in portfolio companies, for example, due to the inability of our asset management business to use material non-public information in buying or selling securities to us. In the ordinary course of business, we may also make loans to protocols and receive the native token as collateral. Accordingly, there may be situations where we are compelled or forced to liquidate the token even though we may have investments in such protocol or token, or other relationships across the Company. Furthermore, the allocation of investment opportunities among us, our funds and our clients could also present conflicts of interest. Providing custody services while managing other funds and accounts can present certain conflicts of interest as those funds and accounts might have similar or different investment objectives or strategies as trust accounts, or otherwise hold, purchase or sell investments that are eligible to be held, purchased or sold by the trust accounts, or may take positions that are opposite in direction from those taken by the trust accounts. In managing these different conflicts, fiduciary duty obligations may require us to resolve conflicts in favor of clients over our Company or other third parties. For example, our asset management business may be engaged to provide advice to a client that is considering entering into a transaction with us, and may advise the client not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the client that would be adverse to us. Employees and executives, including our Founder, may also have conflicts of interest in allocating their time and activity between the business lines. While we manage conflicts of interest through a number of ways, appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation could be damaged and the willingness of clients to enter into transactions with us may be affected if we fail, or appear to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts, or the failure to make appropriate disclosures to clients regarding such conflicts, could give rise to litigation or regulatory enforcement actions. A failure to appropriately identify and address potential or perceived conflicts of interest could adversely affect our businesses, results of operations and financial condition.
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
Our venture investments within the Treasury and Corporate segment, including any associated lending activities, are subject to substantial risk.
Our investments may be very risky and highly speculative and our venture investments within the Treasury and Corporate segment are subject to substantial risk, including risks related to third-party investment managers, operational risk, conflicts of interest, asset performance and regulatory compliance, that, if realized, could result in significant damage to our business and operating results.
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
The success of our investment banking business depends on our ability to generate and maintain ongoing, profitable client demand for our services and our ability to remain competitive in the digital asset investment banking space.
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
In addition, because GDP is a broker-dealer and advises on mergers and acquisitions, we may be unable to purchase errors and omissions insurance without incurring material costs to our business. Therefore, we may become subject to a securities class-action lawsuit in connection with our advice on a public merger or acquisition and be without recourse from insurance.
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
Pursuant to its membership agreement with FINRA, GDP is authorized as a broker-dealer to engage in business relating to underwriting or selling group participation (corporate securities other than mutual funds); private placements of securities; business advisory services concerning mergers and acquisitions, debt financing, equity financing, leveraged buy-outs and distressed corporate advisory; and referrals of broker-dealers, hedge funds and investors to unaffiliated broker-dealers for order execution, clearance and settlement. Despite its focus on providing services to companies in the digital assets space, however, because of regulatory uncertainty regarding how transactions in digital assets by broker-dealers are to be regulated, GDP does not currently engage in underwriting or private placement services involving tokens, digital securities, digital assets, initial coin offerings or other digital representations of securities or property on a blockchain. As a result, because we do not provide broker-dealer services to prospective clients in connection with such offerings, we may face challenges in winning new work in sufficient volumes and at target pricing from new or existing clients, which could negatively impact the success or viability of our advisory services business.
FIN2, LLC (“FIN2”), the entity through which we provide retail brokerage accounts through GalaxyOne, also does not currently facilitate customer transactions in digital assets, although these are offered through GalaxyOne through a separate affiliate.

Additionally, because of regulatory uncertainty regarding how transactions in digital assets and digital securities by broker-dealers are or should be regulated, none of our broker-dealer subsidiaries currently accept cryptocurrencies, digital assets or digital securities as payment for broker-dealer services, which could negatively impact our financial condition, profitability and results of operations if the value of such foregone digital asset consideration materially appreciates over time relative to cash consideration.
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
•Investors’ expectations with respect to the rate of inflation in the economy, monetary policies of governments, trade restrictions and currency devaluations and revaluations.
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
There are also volatility risks related to stablecoins, which are designed to have a relatively stable price relative to an underlying physical asset, most commonly a fiat currency, such as U.S. dollars, or an exchange-traded commodity. We regularly transact in and hold stablecoins; as of September 30, 2026, USDC, USDT, and USDS were the only stablecoins that we held in material amounts. Although the GENIUS Act, signed into law in July 2025, established the first federal regulatory framework for payment stablecoins in the United States, implementing rules and supervisory expectations from the federal banking agencies, the U.S. Treasury and state regulators are still being developed, and significant uncertainty remains regarding how those requirements (including reserve composition, redemption, disclosure, anti-money laundering, and permissible-issuer requirements) will apply to issuers and to market participants like us that custody, transact in, settle in, or extend credit against stablecoins. Compliance with the GENIUS Act and related foreign regimes (including the EU Markets in Crypto-Assets Regulation and the U.K.’s forthcoming stablecoin rules) may require us, our counterparties, or stablecoin issuers to make changes to product features, supported assets, or operational processes, any of which could disrupt our use of stablecoins and adversely affect our business. Historically, a lack of applicable law and regulation afforded discretion to certain stablecoin issuers to determine the composition and amounts of assets backing those stablecoins, and certain non-U.S. issuers may continue to operate outside any comparable framework. There is a risk that an issuer may be unable to liquidate enough backing assets if it were to face mass redemptions of its stablecoin, which could cause the price of the stablecoin to deviate from the price of the underlying fiat currency or other asset with which the stablecoin is designed to align in price. If a stablecoin issuer were to fail to honor its redemption obligations, this could undermine public confidence in stablecoins and in digital assets more broadly, which could have a widespread impact on the cryptoeconomy, causing the prices of other stablecoins and digital assets to become more volatile. In addition, operational issues with stablecoins (for example, technical issues that prevent settlement) or regulatory concerns about stablecoin issuers or intermediaries, such as digital asset spot markets, that support stablecoins, could have a significant impact on the global crypto market and may adversely affect our business.
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
There is no assurance that cryptocurrencies will maintain their long-term value in terms of purchasing power in the future, or that acceptance of cryptocurrency payments by mainstream retail merchants and commercial businesses will continue to grow. Only a limited number of cryptocurrencies, including bitcoin, have become sometimes accepted as a means of payment for some goods and services, and use of cryptocurrencies by consumers to pay at retail and commercial outlets remains very limited. In part, this is because cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times and attempts to increase the volume of transactions may not be effective. A lack of expansion by cryptocurrencies into retail and commercial markets, or a contraction of such limited use as has developed to date, may result in increased volatility or a reduction in the value of that cryptocurrency or cryptocurrencies generally, which has in the past and could materially and adversely affect our investment and trading strategies, the value of our assets and the value of any investment in us.
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
We lend digital assets to third parties, including affiliates. On termination of the loan, the borrower is required to return the digital assets to us; any gains or losses in the market price during the loan would inure to us. In the event of the bankruptcy of the borrower, we could experience delays in recovering our digital assets and may, in certain circumstances, recover only some or none of our lent digital assets. In addition, to the extent that the value of the digital assets increases during the term of the loan, the value of the digital assets may exceed the value of collateral provided to us (if any), exposing us to credit risks with respect to the borrower and potentially exposing us to a loss of the difference between the value of the digital assets and the value of the collateral. There may also be legal, operational and technological impediments to our ability to foreclose on collateral posted to us in a timely manner or at all. If a borrower defaults under its obligations with respect to a loan of digital assets, we may expend significant resources and incur significant expenses in connection with efforts to enforce the loan agreement or our interests in the collateral, which may ultimately be unsuccessful. Moreover, we have in the past, and may in the future, engage in unsecured lending of digital assets, which exposes us to losses amounting to the full value of any such digital assets, including the appreciation of such digital assets during the pendency of the loan. In addition, there is significant operational infrastructure required to scale the borrowing and lending of digital assets. The failure to appropriately implement the infrastructure related to the lending business could lead to operational risk and have a material adverse effect on us. In addition, our lending operations may be subject to regulatory risk. See “—We currently offer services involving, and expect to continue to support, certain smart contract-based digital assets. If the underlying smart contracts for these protocols do not operate as expected, they could lose value and our business could be adversely affected,” “—The emergence, and our participation in, DeFi activities subjects us to evolving risks and uncertainties relating to our investments and our services” and “—DeFi protocols and digital assets used in DeFi protocols pose heightened regulatory concerns even beyond those that face digital asset networks and digital assets generally.”
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
The success of cryptocurrency-based blockchain and other digital asset platforms will depend on the continued development of a stable public infrastructure, with the necessary speed, data capacity and security, and the timely development of complementary products such as high-speed modems for providing reliable internet access and services. Digital assets have experienced, and are expected to continue to experience, significant growth in the number of users and amount of content. Blockchains will continue to be increasingly interconnected with other blockchains and real-world applications. As services and applications continue to be built on top of blockchains, they will place increased reliance on third-party infrastructure providers, including in connection with cross-chain bridges and messaging, liquidity providers, wallets, data feeds and oracles. Reliance on any of these third parties introduces additional risks and points of failure. For example, on April 19, 2026, attackers reportedly exploited the Kelp DAO cross-chain bridge for approximately $292 million, contributing to over $605 million in losses to the digital asset ecosystem in less than 20 days when combined with the Drift Protocol exploit earlier that month. In addition, on October 29, 2026, attackers absconded with approximately $6.3 billion in digital assets from the hot wallets of Binance, reportedly by compromising internal credentials to submit unauthorized withdrawals. There is no assurance that the relevant digital asset infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the technology will not be adversely affected by this continued growth. There is also no assurance that the infrastructure or complementary products or services necessary to make digital assets a viable product for their intended use will be developed in a timely manner, or that such development will not result in the requirement of incurring substantial costs to adapt to changing technologies. The failure of these technologies or platforms or their development could materially and adversely affect our investment and trading strategies, the value of our assets and the value of any investment in us. Any number of anticipated or unforeseen technical changes, software upgrades, soft or hard forks, cybersecurity incidents or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our systems. If we or our third-party providers are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support certain cryptocurrencies or blockchain networks, our customers’ assets may be frozen or lost, the security of our hot or cold wallets may be compromised and our systems and technical infrastructure may be affected, all of which could adversely impact the success of our business, financial condition and results of operations. Cryptocurrencies are created, issued, transmitted, and stored according to protocols run by computers in the cryptocurrency network. It is possible these protocols have undiscovered flaws or could be subject to network scale attacks which could result in losses to us. Advancements in quantum computing could break the cryptographic rules of protocols which support certain of our assets.
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
The emergence of, and our participation in, DeFi activities subjects us to evolving risks and uncertainties relating to our investments and our services.
We engage in various DeFi activities. As of September 30, 2026, Galaxy’s digital assets associated with decentralized finance protocols was $967.5 million. These protocols achieve their investment purposes through self-executing smart contracts that allow users to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn with no restrictions. However, these DeFi protocols are subject to various risks, including uncertain regulatory and compliance conditions in large markets such as the United States, the risk that the underlying smart contract is insecure, the risk that borrowers may default and the investor will not be able to recover its investment, the risk that any underlying collateral may experience significant volatility, and the risk that certain core developers with protocol administration rights can make unauthorized or harmful changes to the underlying smart contract. If any of these risks materialize, our digital assets in these DeFi protocols may be adversely impacted and we may lose some or all of our digital assets. Furthermore, in certain decentralized protocols, it may be difficult or impossible to verify the identity of a transaction counterparty necessary to comply with any applicable anti-money laundering, countering the financing of terrorism, or sanctions regulations or controls.
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
In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users.” These users have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. For smart contracts that hold a pool of assets, these users may also be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the assets held by the smart contract in reserves. Even for smart contracts that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. These super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super-users or core community members take actions that adversely affect the smart contract, our customers who hold and transact in the affected digital assets may experience decreased functionality and value of the applicable digital assets, up to and including a total loss of the value of such digital assets. Although we do not control these smart contracts, any such events could cause customers to seek damages against us for their losses, result in reputational damage to us, or in other ways adversely impact our business.
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
Private keys are required to access or transfer cryptocurrencies held in custody for us or certain of our customers and the loss or destruction of such private keys may cause complete loss of the ability to retrieve or transfer such cryptocurrencies. If our custodian is unable to access the private keys and any backups thereto or if it experiences a cybersecurity breach, hack or other data loss that would restrict its ability to access any cryptocurrencies held in custody, we could become subject to reputational harm, legal claims, regulatory scrutiny, and other losses.
Cryptocurrency assets are typically controlled by the holder of the unique private key for the cryptocurrency wallet in which the cryptocurrency assets are held. While public addresses are generally published when used in a transaction on a blockchain, private keys are required to access, retrieve or transfer the cryptocurrency assets in the wallet. Therefore, protection and safekeeping of private keys is necessary to prevent unauthorized third party access to or control over the cryptocurrency assets held in a cryptocurrency wallet. The custodian for digital assets stored on behalf of us or certain of our customers maintains at all times at least one backup set of keys for this wallet. If any of the private keys for these wallets are stolen, destroyed, lost or otherwise compromised or unavailable, and if the backup versions of these private keys are not available at the time or have been otherwise stolen or compromised, our custodian will not be able to access the digital assets held in the omnibus wallets. Blockchain technologies that hold digital assets, such as wallets and smart contracts, can be hacked or otherwise subject to security breaches and other malicious activities, which may result in, among other things, malicious actors obtaining the ability to retrieve, transfer and otherwise misappropriate the digital assets held in custody for us or certain of our customers. Destruction, loss or theft of private keys for, or hack or other compromise or unavailability of, the wallets holding such digital assets could adversely affect customers’ ability to retrieve, access or transfer the digital asset, could require the relevant custodian to pay reimbursements to customers and/or other third parties for their losses, and could subject such custodian to significant liabilities and financial losses in addition to losing trust of customers and other market participants. For these reasons, any destruction, loss or theft of private keys due to a hack, misconduct or error, or any other compromise of the security and confidentiality of the private keys for the cryptocurrency wallets holding digital assets could harm our brand and reputation, could result in significant legal liability or other financial losses, and could adversely impact our business.
Risks Related to Regulation, Information Systems and Privacy Matters
The financial services industry is subject to government regulation in the United States, and our failure or inability to comply with these regulations or regulatory action against us could adversely affect our results of operations, financial condition or business.
The financial services industry is among the most extensively regulated industries in the United States. We operate a dually-registered commodity trading advisor/commodity pool operator, an SEC registered investment adviser, a CFTC-regulated swap dealer and three broker-dealers, and we have applied to the Office of the Comptroller of the Currency (the “OCC”) for a charter to operate a national trust bank, each of which is subject to a specific and extensive regulatory regime. We are subject to numerous state and federal laws and regulations of general application. It is thus very difficult to predict the future impact of the legislative and regulatory requirements affecting our business and our clients’ businesses.
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
Our KYC and onboarding processes are designed to verify the identity of our customers, manage associated risks and prevent offers and sales of some digital assets and other products and services to certain persons, but it is nevertheless possible that customers could intentionally and fraudulently provide us with false information, act contrary to, or otherwise circumvent, our KYC and onboarding policies or procedures. Any improper provision of false information or circumvention of our KYC policies or procedures could result in unintended offering or sale of our services and products to parties that we intend to restrict from our services or products and one or more regulators deeming our KYC policies and procedures inadequate and not in compliance with relevant laws and regulations. We also have policies and procedures relating to the safeguarding of digital assets, which are designed to prevent conflicts of interest, including the commingling of assets. See “—Our and our third-party service providers’ failure to safeguard and manage our and our customers’ funds and digital assets could adversely impact our business, operating results and financial condition” below for additional information. Any circumvention or failure of our policies could, among other things, require changes to our business practices and scope of operations or harm our reputation, which, in turn could have a material adverse effect on our results of operations, financial condition or business.
Our subsidiary GalaxyOne Prime LLC (“GPL”) is registered as a money service business with FinCEN and has money transmitter licenses in a number of states in order to effect aspects of its trading business. GalaxyOne Prime NY LLC (“GPL NY”), which holds a BitLicense and a money transmitter license in New York State, is also a FinCEN-registered money services business. As money services businesses, GPL and GPL NY are subject to the applicable anti-money laundering rules and any other laws and regulations applicable to a money services business. Furthermore, a number of U.S. states have adopted specific statutory provisions, or have issued guidance, regarding the treatment of virtual currencies under the money transmitter requirements of that U.S. state, and California has enacted the Digital Financial Assets Law (the “DFAL”), which came into effect on July 1, 2026, that is broadly similar to the BitLicense regulation in New York State.
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
All of the foregoing laws and regulations, as well as any other laws and regulations we are or may become subject to, are complex and we are required to expend significant resources to monitor and maintain our compliance with such laws and regulations. It is also possible that the current or a future Administration, Congress or state or local government in the United States implements new laws and regulations that we may be required to expend significant resources on understanding and complying with. Any failure on our part to comply with these and other applicable laws and regulations could result in regulatory fines, suspensions of personnel or other sanctions, including revocation of our registration or that of our subsidiaries as an investment adviser, broker-dealer, commodity pool operator, commodity trading adviser, swap dealer, or trust company, as the case may be, which could, among other things, require changes to our business practices and scope of operations or harm our reputation, which, in turn could have a material adverse effect on our results of operations, financial condition or business.
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
Under the prior administration, there was also an increase in SEC oversight, including reported SEC subpoenas of teams behind DeFi platforms, which indicates that the SEC believed DeFi activities may in themselves implicate federal securities laws. In April 2023, the SEC reopened the comment period and provided supplemental information for its proposed amendments to the definition of “exchange” under the Exchange Act, including that it believed DeFi protocols, and the parties that develop them, could be exchanges subject to federal securities laws if they facilitate the trading of digital asset securities. In March 2025, then Acting SEC Chairman Uyeda said he had asked SEC staff for options on abandoning the digital assets-related elements of the proposal, and in April 2025 the SEC announced it would not pursue the proposed amendments as they relate to DeFi protocols. However, it is possible that future administrations or Congress could revisit these issues, including, most recently, through the SEC’s Division of Trading and Markets Staff statement issued April 13, 2026 on the application of broker-dealer registration requirements to certain decentralized protocol user interfaces. The statement is subject to numerous conditions, including that the interface provider not recommend or solicit particular transactions, take custody of customer assets, exercise discretion over transactions, execute, settle, or finance transactions, provide investment advice, receive payment for order flow, or charge compensation that varies based on transaction value or execution, among other conditions relating to routing criteria, disclosures, conflicts controls, and fee structures. The statement is an SEC staff statement only, does not have the force of law, does not bind the Commission, and is limited to the specific facts and conditions described therein.
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
We hold digital assets of the customers of Galaxy Prime, our prime brokerage offering, in omnibus custodial accounts at one or more third party custodians appointed by Galaxy Prime. These custodial accounts are maintained in Galaxy Prime’s name for the benefit of its customers. No Galaxy proprietary assets are held in these custodial accounts. We believe that in the event of a bankruptcy of Galaxy Prime, the digital assets credited to these customer accounts should not be considered the property of Galaxy Prime’s bankruptcy estate and not subject to the claims of its general creditors. However, due to the novelty of digital assets, there can be no certainty as to a bankruptcy court’s treatment of these customer assets in such circumstances. As such, there is a risk that such digital assets could be considered to be the property of Galaxy Prime and, in the event of our bankruptcy, customers could be treated as general unsecured creditors of Galaxy Prime with respect to these assets. In addition, if a customer elects to obtain margin financing from Galaxy Prime, customer margin assets that have been rehypothecated by Galaxy Prime pursuant to an express contractual right to do so will not be treated as financial assets and would be considered the property of Galaxy Prime.
Furthermore, it is possible that hackers, employees or service providers acting contrary to our or our third-party custodians’ policies, or others could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our third-party service providers or agents, and improperly access, obtain, and misuse customer digital assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. For example, on October 29, 2026, attackers withdrew approximately $6.3 billion in digital assets from the hot wallets of Binance, the world’s largest centralized digital asset trading platform and one of the digital asset trading platforms on which we post risk margin and hold digital assets, reportedly by compromising the device of a Binance engineer to gain access to internal systems. Binance temporarily suspended customer deposits and withdrawals following the incident. Although Binance has announced that it has restored backing for a substantial majority of the affected assets and committed to cover the remaining user losses, there is no assurance that Binance or any other digital asset trading platform, custodian or other third-party service provider would be able or willing to do so in connection with any future incident, and we may have engaged, and may in the future engage, with third-party service providers that have suffered, or that subsequently suffer, similar security breaches, and we may not be able to access, withdraw or recover any funds or digital assets held at such providers as a result of such a breach. Our and our third-party custodians’ insurance coverage for such impropriety is limited and may not cover the extent of loss nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our assets. Our and our third-party custodians’ ability to maintain insurance is also subject to the insurance carriers’ ongoing underwriting criteria. Any loss of customer funds or digital assets could result in a subsequent lapse in insurance coverage, which could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory investigations, inquiries, or actions. Additionally, transactions undertaken through electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of customer assets could result in substantial costs to us and require us to notify impacted customers, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, significant financial losses and adversely impact our brand, reputation, business, results of operations, financial condition and prospects.
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
As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies and self-regulatory organizations (including FinCEN, OFAC, SEC, CFTC, FINRA, NFA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the OCC, the FDIC, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset markets, with particular focus on the extent to which digital assets can be misused to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises, and generally the safety and soundness of digital asset trading platforms and other service providers that hold digital assets for users. Many of these regulatory bodies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or any digital asset that we hold or invest in may alter, perhaps to a materially adverse extent, the nature of an investment in us or our ability to continue to operate.
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
There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. The Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) was signed into law in July 2025 and established the first comprehensive regulatory scheme for payment stablecoins in the United States; implementing regulations under the GENIUS Act are currently subject to an ongoing rulemaking process and include comment periods at the OCC and state banking regulators. Another proposed digital asset market structure bill, the Clarity for the Regulation of Innovation in Tokens (CLARITY) Act, passed the House of Representatives in July 2025 but failed to advance in the Senate in September 2026. It is difficult to predict whether, or when, any of these or other statutory developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and those held by us specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on our business and the market price of our Class A common stock.
Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of digital assets. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-

neutral strategies for acquiring additional bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than bitcoin owned by the Department of Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of various digital assets in the expectation of the U.S. government acquiring those digital assets to fund such reserve, and the market price of some digital assets decreased significantly as a result of the ultimate content of the Executive Order. Future changes to, rescission of, or implementation actions under, this or any successor Executive Order, including any decision by the U.S. government to sell, lend, distribute, or otherwise dispose of bitcoin or other digital assets held in the Strategic Bitcoin Reserve or the Digital Asset Stockpile, could place significant downward pressure on the price of bitcoin and other digital assets, which would adversely affect the value of our digital asset holdings and the demand for our products and services. Similar actions, omissions or policy reversals by the U.S. federal administration or other government authorities (whether in the United States or in foreign jurisdictions) may negatively and significantly impact the price of digital assets.
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
Commodity interests, as such term is defined by the U.S. Commodity Exchange Act of 1936 (“CEA”) and CFTC rules and regulations, include certain commodity futures contracts (including perpetual futures) , options on futures contracts, options on non-security commodities, swaps (including event contracts) and certain retail leveraged commodity transactions (among other instruments). Such commodity interest transactions are subject to extensive regulation and supervisory oversight by the CFTC, including registration requirements for entities engaged in, and platforms offering, such commodity interest transactions. The CFTC has stated and judicial decisions involving CFTC enforcement actions have confirmed that many digital asset cryptocurrencies fall within the definition of a “commodity.” Accordingly, the CFTC’s broad jurisdiction with respect to commodity interest transactions includes such transactions that we engage in when involving digital assets that constitute commodities.
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
In addition, the CFTC has general enforcement authority to police against manipulation and fraud in spot commodity markets, including the markets for digital assets that constitute commodities. From time to time, manipulation, fraud, and other forms of improper trading by market participants have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement actions, and similar actions by other regulators, government agencies, and civil litigation.
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
Increased regulations and regulatory scrutiny in the AI industry could also lead to a decrease in demand for AI/HPC infrastructure, which may adversely affect our business, operating results, financial condition, and future prospects. See “—Risks Related to Our Operations—Our strategy to expand into the AI/HPC data center business has resulted and may continue to result in adverse consequences to our business, financial condition and results of operations, including impairment charges recognized in connection with the conversion of our Helios mining infrastructure and negative Adjusted EBITDA in recent periods” for further information relating to the potential impacts of decreased market demand on our AI/HPC data center infrastructure business.
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
We and our third-party service providers have experienced cybersecurity incidents in the past, and expect to experience cybersecurity incidents in the future. While we take efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, and contract with third-party service providers to take similar steps, we have experienced cybersecurity breaches in the past, and there can be no assurance that our safety and security measures (and those of our third-party service providers) will prevent damage to, or interruption or breach of, our information systems, data (including personal data, confidential information, and intellectual property) and operations. We have recently taken steps to expand and enhance our cybersecurity controls and practices and, as cybersecurity-related threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Nevertheless, it is possible we could suffer an impact or disruption that could materially and adversely affect us. Our operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of our employees, or otherwise, and, as a result, an unauthorized party may obtain access to our accounts, private keys, data, or digital assets. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, hybrid and remote work arrangements by our employees, service providers and other third parties can increase cybersecurity risks due to the use of less secure systems and environments. Controls employed by our information technology department and our customers and third-

party service providers, including cloud vendors, could prove inadequate. If an actual or perceived breach of any of our digital asset accounts occurs, the market perception of our effectiveness could be harmed.
We may also be required to publicly disclose material cybersecurity incidents, which could exacerbate the adverse impact of such incidents. Public announcements regarding any cybersecurity-related incidents and any steps we take to respond to or remediate such incidents may be perceived by securities analysts or investors to be negative, and could, among other things, have a substantial adverse effect on the price of our Class A common stock. Further, any publicized security problems affecting our businesses or those of third parties with whom we are affiliated or otherwise conduct business may discourage consumers from doing business with us, which could have a material and adverse effect on our business, financial condition and results of operations. Cybersecurity incidents can also result in regulatory investigations or enforcement actions, litigation (including securities litigation or consumer class actions), contractual claims and indemnity demands from customers and partners, and increased costs associated with security enhancements, incident response, business interruption, and remediation.
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
Numerous U.S. states have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and other processing of state residents’ personal data. For example, the CCPA requires covered businesses such as ours to, among other things, provide disclosures to individuals in California, and affords such individuals privacy rights such as the ability to opt out of certain sales of personal data and expanded rights to access and require deletion of their personal information, opt out of certain personal data sharing, and receive detailed information about how their personal data is collected, used, and shared. The CCPA also prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their CCPA rights and imposes severe civil penalties and statutory damages as well as a private right of action for certain data breaches that result in the loss of personal information. Over a third of other U.S. states have enacted, and many others are also in the process of enacting or considering, comprehensive state-level data privacy and security laws.
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
Our subsidiary, GPL NY is also subject to the NYDFS Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and were significantly amended in 2023, and which require banks, insurance companies and other financial services institutions regulated by the NYDFS, to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity regulation adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct ongoing, comprehensive risk assessments. Further, on an annual basis, each institution is required to submit a certification of compliance or acknowledgement of noncompliance and remediation with these requirements. These requirements could subject us to additional investigations and examinations of our compliance programs and increased penalties for violations, and we may in the future become subject to additional similar regulations and requirements. Other jurisdictions are also adopting sectoral cybersecurity and operational resilience regimes that may affect similar activities.
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
Our presence in, and customers from, the U.K. and the EU subjects us to the EU General Data Protection Regulation and its U.K. equivalent (collectively, “GDPR”), which regulates the collection, control, sharing, disclosure, use and other processing of personal data and imposes stringent data protection requirements with significant penalties, and the risk of civil litigation, for non-compliance. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, security breach notifications and the security and confidentiality of personal data. Under the GDPR, fines of up to €20 million in the EU (£17.5 million in the U.K.) or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR regulates transfers of personal data out of the European Economic Area (the “EEA”) or the U.K. to third countries that have not been found to provide adequate protection to such personal data, including the United States, and requires appropriate transfer mechanisms and, in some cases, transfer impact assessments and supplementary measures.
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
Failure to maintain adequate recordkeeping of electronic communications has exposed, and could expose, us to regulatory risks, operational liabilities and reduce our ability to address legal actions.

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
Our business continuity, disaster recovery policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems may not always be successful, and there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Furthermore, if such failures, interruptions or security breaches are not detected immediately, their effect could be compounded. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats and our use of third-party service providers with access to our systems and data. As a result, cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyberattacks or security breaches of our networks, systems or devices, or those that our customers or third-party service providers use to access our products and services, could result in customer attrition, financial and trading losses, reputational damage, reimbursement or other compensation costs, and/or remediation costs, any of which could have a material adverse effect on our results of operations or financial condition.

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
As of September 30, 2026, our Founder owned shares of our Class A common stock and, indirectly through entities controlled by him, shares of our Class B common stock entitling him to approximately 49% of our total voting power.
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
The distributions GDH LP may be required to make could be substantial, including as a result of the future recognition of capital gains associated with contributions by GDH LP to qualified opportunity zones. As a result of (i) potential differences in the amount of net taxable income allocable to GDI and the other GDH LP limited partners, (ii) the lower income tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the income tax rate applicable to individuals, or, if higher, corporations) in calculating GDH LP’s distribution obligations, GDI may receive tax distributions significantly in excess of its tax liabilities and obligations to make payments under the Tax Receivable Agreement. GDI’s board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, repurchases of its Class A common stock, or purchases of additional LP Units (either of which may be accompanied by a pro rata adjustment to the number of LP Units held by the other GDH LP limited partners in order to preserve the intended one-to-one correspondence between LP Units held by GDI and outstanding shares of our Class A common stock), the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. GDI has no obligation to distribute such cash (or other available cash other than any declared dividend) to its stockholders. No adjustments to the redemption or exchange ratio of LP Units for shares of Class A common stock will be made as a result of either (i) any cash distribution by GDI or (ii) any cash that GDI retains and does not distribute to its stockholders. To the extent that GDI does not distribute such excess cash as dividends on its Class A common stock and instead, for example, holds such cash balances or lend them to GDH LP, holders of LP Units would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LP Units.
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
The market price and trading volume of our Class A common stock has at times been, and may in the future be, volatile and will likely continue to be subject to significant fluctuations in response to the risk factors described in this Quarterly Report and others beyond our control, including:
•the number of shares of our Class A common stock publicly owned and available for trading;
•overall performance of the equity markets or publicly-listed financial services and technology companies;
•the performance and financial condition of our major customers, including their ability to meet their contractual obligations;
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
In addition, in the past, following periods of market volatility, stockholders have instituted securities class action litigation against various issuers. If we were to become involved in such securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation, which may adversely affect the market price of our Class A common stock and our business, financial condition and results of operations.
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
Furthermore, GDH LP issued $500 million aggregate principal amount of 3.00% Exchangeable Senior Notes due 2026 (the “2026 Exchangeable Notes”) on December 9, 2021, $402.5 million aggregate principal amount of 2.500%

Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes”) on November 25, 2024 and $1.30 billion aggregate principal amount of 0.50% Exchangeable Senior Notes due 2031 (the “2031 Exchangeable Notes” and, together with the 2026 Exchangeable Notes and the 2029 Exchangeable Notes, the “Exchangeable Notes”) on October 30, 2025. From time to time and subject to the terms of the indentures governing the Exchangeable Notes, the Exchangeable Notes are exchangeable for shares of our Class A common stock at the option of the holders thereof. The maximum number of shares of our Class A common stock issuable upon the exchange of all outstanding 2026 Exchangeable Notes, all 2029 Exchangeable Notes and all 2031 Exchangeable Notes is approximately 74.2 million, subject to certain adjustments as set forth in the indentures. On or after September 15, 2026 and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2026 Exchangeable Notes, in multiples of $250,000 principal amount, at their option at any time. On or after September 1, 2029, and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2029 Exchangeable Notes, in multiples of $250,000 principal amount, at their option at any time. On or after February 1, 2031, and prior to the close of business on the second scheduled trading day immediately preceding their maturity date, holders may exchange their 2031 Exchangeable Notes, in multiples of $1,000 principal amount, at their option at any time. Holders may exchange their 2026 Exchangeable Notes, 2029 Exchangeable Notes and 2031 Exchangeable Notes prior to the close of business on the business day immediately preceding September 15, 2026, September 1, 2029, and February 1, 2031, respectively, only under certain circumstances. As of September 30, 2026, there was $2,147.5 million in principal outstanding of the Exchangeable Notes. To the extent that we elect to settle exchanges of the Exchangeable Notes in whole or in part in shares of Class A common stock, it will result in a dilution of the value of a stockholder’s interests in our Class A common stock, and any such dilution may be material. Similarly, if we issue additional shares of Class A common stock, then-current holders of Class A common stock will be diluted. For example, on October 17, 2025, we issued 9,027,778 shares of Class A common stock as part of the October Private Placement. The potential for the issuance of additional shares of our Class A common stock could have a material adverse effect on the market price of our Class A common stock.
Substantial future sales of shares of our Class A common stock in the public market could cause the market price of our Class A common stock to fall.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. If GDH LP limited partners or any holders of our Class A common stock (or LP Units that are redeemable or exchangeable for our Class A common stock) sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after any legal restrictions on resale lapse, the market price of our Class A common stock could substantially decline. As of September 30, 2026, our Founder owned, indirectly through entities controlled by him, shares of our Class A common stock and Class B common stock entitling him to approximately 49% of our total voting power. If our Founder alone were to sell a substantial portion of the shares he beneficially owns, it could cause the market price of our Class A common stock to decline.
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
In addition, if anything were to happen which would cause us to be deemed to be an investment company under the Investment Company Act, it will become more difficult and costly for us to comply with the applicable requirements of the securities legislation and regulations thereunder of each province and territory of Canada.
Our stockholders will generally not benefit from protections of investment company statutes in various jurisdictions, and may suffer from the restrictions that such statutes place on the liquidity of our Class A common stock and on our fundraising, businesses or other activities.
We are not an investment fund and do not intend to operate as an investment fund in the future. Nonetheless, it is possible that we may effectively be classified as the equivalent of a commodity pool (to the extent that digital assets are deemed to fall within the definition of a “commodity interest” under the Commodity Exchange Act) or an investment fund under the investment company laws of various jurisdictions, including the European Union Alternative Investment Fund Managers Directive.
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
If securities analysts do not publish or cease publishing research or reports about our business or if they downgrade our stock or our sector, or if there is any fluctuation in our credit rating, the price of our Class A common stock and trading volume could decline.
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
On September 17, 2026, the SEC issued an order providing temporary conditional exemptions, from the definition of an “exchange” under the Exchange Act, for certain onchain trading venues for tokenized NMS stocks (each venue a “tokenized securities venue” or “TSV”) and, from the definition of a “dealer” under the Exchange Act, for certain liquidity providers. The SEC order is referred to as the “Innovation Exemption.” The Innovation Exemption does not otherwise exempt participants or their other activities from applicable securities-law requirements, does not provide relief to the person that tokenizes a stock, does not address transfer agent or clearing agency status, and does not extend to trading outside TSVs. It expires on September 17, 2031 unless extended, and the SEC may modify it at any time. We have received notice from Formation Securities LLC (“Formation”) that it intends to operate as a TSV under the Innovation Exemption and make Tokenized GLXY available on the Formation TSV. Any trading of Tokenized GLXY relying on this relief depends on the TSV’s ability to satisfy the conditions of the Innovation Exemption, including applicable symbol and trading-volume limitations, and trading could be interrupted or restricted, including through mandatory trading pauses, if those conditions are not satisfied or if Nasdaq halts or suspends trading in our Class A common stock. Because Tokenized GLXY is tokenized by us, the relief does not require TSVs, including the Formation TSV, to notify us or permit us to object before making Tokenized GLXY available for trading, and our ability to limit where Tokenized GLXY trades may depend on the restrictions maintained through our digital transfer agent’s Allowlist. In addition, the Innovation Exemption contemplates that third parties unaffiliated with us may separately tokenize our Class A common stock, which can then be made available for trading on a TSV unless we object in writing within 30 calendar days after we receive notice from that TSV. We would need to evaluate and respond to each notice separately, a failure to object within that period would permit trading to begin and could not later be withdrawn, and the TSV would publicly disclose our objection. Any such third-party tokens may compete with Tokenized GLXY or trade at prices that diverge from our Class A common stock. Such restrictions and developments could impair liquidity and price discovery for Tokenized GLXY and adversely affect the market for our Class A common stock.
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
In February 2026, our board of directors authorized the Initial Share Repurchase Program. On October 26, 2026, having fully utilized our initial $200 million share repurchase authorization under the Initial Share Repurchase Program, our board of directors approved a new repurchase program to repurchase up to an additional $200 million of our outstanding shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws, stock exchange requirements and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate, legal and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock. There is no assurance how many shares of Class A common stock we will repurchase, if any, or at what prices any purchases will be made.
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
We are not currently required to publish a formal assessment of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and will not be required to do so until we file our second annual report on Form 10-K, and our independent auditors will be required to issue an attestation report on the effectiveness of our internal control over financial reporting when we file our second annual report on Form 10-K. We may incur significant expenses and devote substantial management effort in the process of ensuring compliance with the attestation requirements of the Sarbanes-Oxley Act.
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

We incur significant levels of legal, accounting and other expenses in respect of our status as a public company in the United States and as a reporting issuer in Canada. We are required to comply with, and incur the associated costs of compliance with, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations implemented by the SEC and Nasdaq. The expenses incurred by U.S. public companies generally for reporting and corporate governance purposes have been increasing. In addition, we are a reporting issuer in Canada, and as such are subject to Canadian securities laws, which require us to file reports and other information on SEDAR+. Therefore, we are subject to multiple, and at times, competing, governance and reporting obligations. Compliance with these rules and regulations has increased our legal and financial compliance costs, has required us to hire additional personnel, and has made some activities more time consuming and costly. Our management has devoted, and will continue to devote, a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.
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
•the ability of our board of directors to prevent the transfer of capital stock, or the exercise of rights with respect to our Class A common stock, if the effect of such transfer or exercise of rights would result in a stockholder holding more than 9.9% of the total voting power of our Class A common stock on a fully diluted basis;
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

In addition, a third party attempting to acquire us or a substantial position in our Class A common stock may be delayed or ultimately prevented from doing so by change in ownership or control regulations to which our regulated broker-dealer subsidiary is subject. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity owning, directly or indirectly, 25% or more of a member firm’s equity and would include a change of control of a parent company. The foregoing and any other applicable regulations relating to changes in control of us or our regulated subsidiaries could further have the effect of delaying or deterring a change in control of us.
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
Our performance is subject to general economic conditions, and their impact on the cryptoeconomy, markets and our customers. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. Adverse general economic conditions have impacted in the past, and may impact in the future, the cryptoeconomy, although the extent of such impacts remains uncertain and dependent on a variety of factors, including market adoption of digital assets, global trends in the cryptoeconomy, central bank monetary policies, instability in the global banking system, volatility and disruptions in the capital and credit markets, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations, can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and digital asset markets. For example, in the past, the capital and credit markets have experienced extreme volatility and disruptions, resulting in steep declines in the value of digital assets. To the extent general economic conditions and digital assets markets materially deteriorate or decline for a prolonged period, our ability to generate revenue and to attract and retain customers could suffer and our business, operating results and financial condition could be adversely affected. Moreover, even if general economic conditions were to improve following any such deterioration, there is no guarantee that the cryptoeconomy would similarly improve.
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
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, severe weather, fire, power shortages, and other events beyond our control. Further, acts of terrorism, labor activism or unrest, global conflict and other geo-political unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. For example, the continued conflict between Ukraine and Russia and the evolving conflict in the Middle East is likely to continue to create impacts on global economic markets that are unpredictable. Furthermore, certain Galaxy operations are headquartered in Israel, with primary offices located in Tel Aviv. As of September 30, 2026, approximately 83 Galaxy employees were physically located in Israel, a number of whom have military reserve service obligations. There has been no material impact from the ongoing conflict in the Middle East on our operations in the region. Galaxy management is monitoring the situation, including implementing business continuity plans to mitigate future potential risk.
In the event of a natural disaster or other severe weather, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Natural disasters and other severe weather may occur with increased frequency and severity in the future as a result of climate change. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data center equipment that we rely on, our operations may be delayed and we may suffer losses, both financial and otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities by the Issuer
In February 2026, our board of directors approved the Initial Share Repurchase Program, pursuant to which we could purchase up to $200.0 million of our outstanding shares of Class A common stock. The Initial Share Repurchase Program permitted us to repurchase shares from time to time using a variety of methods, through open market purchases, pre-paid puts or privately negotiated transactions, including through Rule 10b5-1 plans, in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price, and amount of our repurchases were determined by the Company at its discretion and depended upon business, economic and market conditions, corporate, legal and regulatory requirements, prevailing stock prices, and other considerations.
In October 2026, having fully utilized our initial $200 million share repurchase authorization under the Initial Share Repurchase Program, our board of directors approved a new repurchase program to repurchase up to an additional $200 million of our outstanding shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws, stock exchange requirements and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate, legal and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock.
The following table provides share repurchase activity during the three months ended September 30, 2026:

Period	Total number of shares purchased (in thousands)(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs (in thousands)(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(1)
July 1, 2026 - July 31, 2026	—	$—	—	$134,903
August 1, 2026 - August 31, 2026	3,722	21.31	3,722	55,574
September 1, 2026 - September 30, 2026	—	—	—	55,574
Total	3,722	$21.31	3,722	$55,574
(1) Represents repurchases and/or remaining amounts under the Initial Share Repurchase Program, previously announced on February 6, 2026. As of October 15, 2026, the Initial Share Repurchase Program had been completed, with all $200 million of authorized capacity repurchased.
(2) Average price paid per share excludes any broker commissions and other costs of execution, including excise taxes.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Director and Officer Trading Arrangements

During the three months ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-8	333-287205	4.1	5/13/2025
3.2	Amended and Restated Bylaws	S-8	333-287205	4.2	5/13/2025
4.1	Indenture, dated as of July 28, 2026, among Galaxy Helios Data Centers II LLC, Galaxy Helios II Qualified Opportunity Zone Business, LLC, Galaxy Helios II LLC and The Bank of New York Mellon, as trustee and collateral agent, relating to the 9.875% Senior Secured Notes due 2031	8-K	001-42655	4.1	7/28/2026
4.2	Form of Note representing the 9.875% Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.1)	8-K	001-42655	4.2	7/28/2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (contained in Exhibit 101)					X
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

                             GALAXY DIGITAL INC.

Date:	November 9, 2026	By:	/s/ Michael Novogratz
Michael Novogratz
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2026	By:	/s/ Anthony Paquette
Anthony Paquette
Chief Financial Officer
(Principal Financial Officer)